Form 10-K
period 2018-12-31
Quantum Computing Inc.
filed 2019-03-28
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-37580

Quantum Computing Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4533053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Depot Court SE, Suite 215

Leesburg, VA 20175

(Address of principal executive offices) (Zip Code)

(703) 436-2161

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2018, based on a closing price of $3.00 was $6,333,683. As of March 20, 2019, the registrant had 4,749,161 shares of its common stock, par value $0.0001 per share, outstanding.

Documents Incorporated By Reference: None.

Explanatory Note

As Quantum Computing Inc. is not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 is being filed voluntarily by Quantum Computing Inc. and may not be reviewed by the United States Securities and Exchange Commission.

i

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Quantum,” or “QCI” refer to Quantum Computing Inc., a Delaware corporation.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this registration statement and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this registration statement are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I

ITEM 1.	BUSINESS

History

Quantum Computing Inc. (“QCI” or the “Company”), was incorporated in the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. to better reflect its business operations at the time which was beverage distribution and product development. In 2013, Innovative Beverage Group Holdings, Inc. ceased operations. On May 22, 2017, one of Innovative Beverage Group Holdings, Inc.’s. shareholders, William Alessi (the “Plaintiff”), filed suit against the Company. On August 28, 2017, the North Carolina Court, Superior Court Division (the “North Carolina Court”), entered a default judgment for Plaintiff and appointed an exclusive Receiver (the “Receiver”) over the Company. The default judgment provided that Innovative Beverage Group Holdings, Inc. was (i) to issue to the Plaintiff 18,500,000 shares of free-trading stock without registration under Section 3(a)(1) of the Securities Act of 1933, as amended, (ii) issue 100,000,000 shares of stock to Innovative Beverage Group Holdings, Inc.’s treasury, and (iii) that the receivership be terminated upon any change of control, and that any and all claims against Innovative Beverage Group Holdings, Inc. that were not submitted to the Receiver as of September 16, 2017, were disallowed. On October 4, 2017 the Receiver filed Articles of Incorporation in North Carolina for Innovative Beverage Group Holdings, Inc., a wholly-owned subsidiary of the Company, (“IBGH North Carolina”). On October 26, 2017, Innovative Beverage Group, Inc. redomiciled to North Carolina.

On January 22, 2018, while the Company was in receivership, the Company sold 500,000 shares (the “CRG Shares”) of its common stock to Convergent Risk Group (“CRG”), an entity owned and operated by the Company’s Chief Executive Officer, Robert Liscouski, for $155,000. On February 21, 2018, by written consent of the majority shareholder (Convergent Risk), Mr. Robert Liscouski (the Chief Executive Officer of Convergent Risk) and Mr. Christopher Roberts were elected as members of the Company’s Board of Directors. Mr. Liscouski was simultaneously elected as Chairman of the Board. The majority shareholder also directed the Company to take the necessary action to change its domicile from North Carolina to Delaware and change its name to Quantum Computing Inc. On February 21, 2018 the Company filed Articles of Conversion in North Carolina to convert the Company to a Delaware corporation with the name changed to Quantum Computing Inc. On February 22, 2018 the Company filed a Certificate of Conversion in Delaware to convert to a Delaware corporation with the name changed to Quantum Computing Inc. and re-domiciled to the state of Delaware on February 23, 2018.

Our Company

QCI focuses on quantum computing and artificial intelligence software development. We believe the quantum computer might be one of the most significant technological achievements in history, and may have the capacity to disrupt global industries. QCI intends to develop heterogeneous software that can run on the platforms that are under development by the quantum computer hardware industry. We intend to leverage our collective expertise in finance, computing, mathematics and physics to develop a suite of quantum software applications, and possibly hardware that may enable global industries to utilize quantum computers and simulators to improve their processes, profitability, and security. Our initial focus will be on the financial services sector. Other potential markets for quantum computing include artificial intelligence (“AI”), machine learning, encryption and security, genetics and pharmaceuticals. QCI intends to be a leading provider of software that can run on multiple quantum platforms.

Initially, the Company is focused on two main development efforts. Our first market focus is the development of quantitative financial related products such as financial portfolio optimization. The financial services industry has used quantitative financial software applications for several decades with some success. However, those existing products are limited in their performance due to the lack of computing power to solve these classes of optimization problems. We are developing software to address two sets of financial problems in the short term. The first is Asset Allocation. Our target clients are the Asset Allocation departments of large fund managers, who would use the system to optimally allocate investable cash into the different asset classes that they manage. The calculation is based on the returns and covariances (risk) of the various classes, along with any constraints that are specified. The second development effort involves yield curve trades including steepeners and flatteners. On a regular basis Fund Managers have to solve a problem of choosing one, two or any combination of several Treasury, Corporate or Municipal bonds with different weights, positive (long) or negative (short) which requires choosing a static or a dynamic portfolio of stocks, bonds, commodities, currencies or any other assets which has high probability of being profitable in the future.

A longer range software development plan involves the optimization problems known as “NP Complete Problems” are a class of mathematical problems that can be solved in polynomial increments of time using a non-deterministic method. These NP Complete Problems require complex calculations, which cannot currently be performed in reasonable amounts of time using conventional, binary computer systems, with the exception of simple cases. These problems are intractable because of the inability of bit-based systems to handle complex non-deterministic problems. The recent developments in quantum annealing and other quantum hardware suggests that these problems will soon be solvable using these new technologies. The Company’s goal is to develop and implement quantum related algorithms to provide solutions to these NP Complete Problems in the area of financial optimization. Optimization algorithms are ideally suited to run on a class of quantum computers, known as “annealers,” that are currently becoming made available in the market by various manufacturers.

Our secondary market focus is on big data and Artificial Intelligence. Our team is developing and is partnering with Artificial Intelligence and Big Data firms to develop algorithms to identify behavioral trends and characteristics of people based on commercially available signals and geo-location data. Our focus on AI and Big Data have positioned the company to pursue contract opportunities in the US Government and commercial sector based on our organic experience and expertise in specific areas of terrorism and human behavior analysis. AI and Big Data are adjacent markets to quantum computing, and will soon require the ability to apply quantum computing capabilities as data sets exponentially grow in size and complexity.

Another market focus will be the field of cybersecurity, specifically encryption and decryption algorithms. Current encryption algorithms, such as DES (widely used in banking transactions), use codes based on the product of two very large prime numbers. To decrypt the message requires finding the factors of a very large number, which can be done with current computers, but takes unacceptably long amounts of time. The factorization process can be performed much more rapidly using algorithms running on a quantum computer. The other aspect of cybersecurity that we will work on is development of encryption algorithms that are either “quantum resistant”, i.e. difficult for quantum computer to crack, or “quantum based”, i.e., that use principals of quantum physics to create a quantum based code that is difficult for both conventional and quantum computers to break. Information security has a number of components, of which encryption is an important tool. Encryption is vital to e-commerce, banking, cellular communication, and protecting email, websites and online identities because unprotected data can be stolen and misused. The cyber security market, is expected to reach $170 billion by 2020 according to Forbes. The Research and Markets report “Global Quantum Cryptography Market Report 2017” dated March 21, 2018, estimates that the global quantum sector of the cryptography market will grow from $285.7 Million in 2017 to $943.7 Million by 2022. This report states that growing adoption of cloud computing and next generation wireless networks is driving the interest in quantum encryption solutions to data security concerns.

To achieve these goals, we have assembled a team with a combined over 100 years of experience in the financial services, quantitative and applied mathematics, quantum physics, AI and machine learning fields. We plan to file patents for new technology we may develop over the coming months based on our current progress, but we cannot guarantee this timeline or that we will be awarded any such patents. While true general-purpose quantum computing is still several years from being practical, special purpose quantum computers, known as annealers, are becoming available, as are some quantum simulators.

Our Strategy

QCI plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company has assembled a team of experienced engineers in super computing technology and quantum mathematics, which will focus on both design and development of a quantum computer simulator (a “quantum annealer”) and several quantum software applications that target solutions to non-deterministic polynomial applications.

The Company has hired physicists, applied mathematicians (algorithm developers) and software developers to support the technical team in developing and designing a quantum annealer and related quantum software applications.  Applied mathematicians develop the algorithms and algorithm/software developers design software solutions utilizing the algorithms provided to them by mathematicians. Software engineers test the algorithm code to ensure reliable and accurate performance of the software product.

In addition, the Company has retained outside leading industry experts from well-known institutions from the financial services industry and leading financial institutions and expects to retain additional advisors from cybersecurity firms and government agencies to serve as technical advisors to the Company. We have formed an advisory board of additional subject matter experts, which is expected to assist us to shape our business strategy and direction as well as work with us to establish our market approach. QCI is also pursuing U.S. Government initiatives in quantum computing and AI, including grants and funding, that are fostering U.S. innovation in those domains.

QCI does not currently intend to be a hardware manufacturer. However, due to the cutting-edge nature of quantum computing and the high cost and limited availability of quantum computers, as well as limitations on the capabilities of existing quantum simulators, we may find it necessary over the next two years to develop our own quantum simulators upon which we can develop and test our quantum software products. If such development becomes necessary, our simulators are expected to emulate the characteristics and capabilities of a quantum computer such as superposition and quantum entanglement. Our plan is to license our software as a cloud based service, but we are not ruling out selling turn-key hardware systems that would incorporate and support our own quantum inspired computing solutions.

QCI’s technical leadership intends to leverage industry expertise and innovative methods to develop quantum computer application solutions capable of solving increasingly complex problems in a more rapid and thorough manner.  The Company will initially focus on addressing computational problems in the financial services, and cybersecurity quantum-secure encryption markets, followed later by addressing problems in the AI and genetics marketplaces.

Initial Products in Development

Financial Applications

QCI’s initial product currently in design is a financial Portfolio Optimizer. This software will evaluate the potential return, risks, market volatility and transaction costs of different portfolios to help financial advisors and investment managers decide on the optimal investment approach. The planned functionality of this product will include real-time optimized portfolio construction and rebalancing, scenario analysis and stress testing, and “efficient frontier” derivation (calculation of the theoretically optimal balance within a portfolio of the maximum possible return at a given level of risk). Other features such as real-time market and credit risk exposure calculation and machine learning can be added later in a modular fashion. This product is intended to assist asset managers and investment firms balance portfolios, assess the risks of different strategies and plan trades. One of the most significant developments in financial markets in the past several decades has been the introduction of computerized trading based on highly sophisticated algorithms that monitor streams of financial data (primarily the trading prices, ranges and volumes of different stocks, options, bonds and derivatives, and even some commodities, in multiple markets around the world), compute the optimal time and price at which to make a purchase or sale, and instructs the trading desk to execute the trade. Computerized trading is fast, highly accurate, unburdened by human emotion or delays, and nearly instantaneous. Computerized securities trading, known as “algorithmic trading” or “high frequency trading” now comprises the majority of security trades on most exchanges according to CNBC, and the latest financial algorithms enable computers to make decisions and implement trades in microseconds, faster than a person is capable of achieving. A well designed financial algorithm and trading system can provide investors, whether private or institutional, with a competitive advantage enabling them to earn sizable profits. Development of these algorithms has been on-going for the past two quarters and the expectation is that we will have two beta customers for our two financial algorithms in Q3 of 2019. Once client beta testing is completed we will hire dedicated sales staff to expand into the financial sector in 2020.

We believe that implementation of machine learning and AI into financial algorithms, aided by quantum computing, could drive improvements in algorithmic trading, making it less susceptible to herd behavior and dramatic fluctuations in market prices. In addition, quantum computing may be able to solve some of the complex problems of multi-security portfolio optimization and trade optimization that so far have eluded algorithms on conventional computers. We will begin a pilot test of this approach in the Q3/Q4 timeframe based on securing a final agreement with our AI partner.

Quantum Computing Inc. has established partnerships with a big data aggregator and Artificial Intelligence Software Development firm to develop an AI analysis prototype. Our AI and Big Data development project has been proposed to the US Government (though there is no guarantee that the government will award us a contract) and to commercial sector clients.

Cybersecurity Applications

The security or privacy of data on a computer is typically protected by passwords or encryption (codes) or multi-factor authentication or biometrics, or a combination of several of these techniques. Encryption is the process of converting readable data by means of a mathematical formula into a jumble of letters and numbers that can only be converted back to readable data by means of a related mathematical formula or key.

The Company intends to develop a proprietary approach to use early analysis of quantum key distribution and quantum encryption to discover advantageous security measures for our products. We intend to research the potential for the development of “data specific” quantum security packages. The goal of this product will be to offer data security solutions optimized for specific data formats and transactions.

Industry Overview

Conventional computers, whether they are in laptops, smartphones or large computer networks, all process “bits” of information coded as 1’s and 0’s in sequence, controlled by software. To increase the performance of a conventional computer, computer system designers have largely followed one of two paths, (i) increasing the size, speed and working memory of the central processor (the Cray supercomputer is an example of this approach) or (ii) linking large numbers of servers together through a high-speed, low-latency network and using special software to break the problem into large number of parts, each of which can be assigned to one of the servers for calculation, and then the software combines all the individual server outputs (this architecture is common in large “server farms”). Both architectures enable conventional high performance computers to perform billions of calculations per second. Super computers are used in a wide range of applications, including weather forecasting, pharmaceutical design, financial analysis and encryption/decryption.

The difference between a conventional super computer and a quantum computer is that a quantum computer uses quantum bits or “QBITS”, which are not limited in the way that conventional computer circuits are. A QBIT can be in any of three states, 1, 0 or a “superposition state” a quantum physics phenomenon in which the QBIT exists in multiple states simultaneously. Another quantum physics phenomenon, known as “entanglement” links the data in multiple QBITS. The superposition property of QBITS enables a quantum computer to process large amounts of data in a “parallel” fashion because the quantum QBITS are inherently able to exist in multiple states simultaneously, and are therefore able to evaluate multiple outcomes at the same time, instead of one at a time the way a conventional computer would. QBIT structure and quantum superposition allow for parallel processing, however this parallel processing is not what would be replicated by running several bit based computers in parallel. Instead, superposition allows us to assume a piece of data is in both the on and off state simultaneously. Therefore, for each QBIT in superposition in a quantum calculation, the complexity of the problems the calculation can solve increases exponentially by a power of two instead of having a linear progression. The combination of the entanglement and superposition properties theoretically enables a quantum computer to process massive numbers of calculations in parallel and thereby solve problems that are not solvable by conventional high performance computers in any realistic period of time.

Building a true quantum computer is not yet feasible with today’s technology because the most advanced QBITS are able to maintain a quantum state only for short periods of time, on the order of milliseconds, before outside interference from thermal vibration or electromagnetic fields causes them to “decohere” and lose the information they are processing. This decoherence process can be controlled in part by keeping the QBITS immersed in liquid helium at close to absolute zero temperature, and enclosing the entire computer in an electromagnetic shield or Faraday Cage, but these dramatically increase the cost of a quantum computer. Thus, improvements are needed in the QBITS themselves before quantum computing can become a reality.

Venture investors have placed $241 million into startups developing hardware or software worldwide per CB Insights as reported by WIRED Magazine in August of 2018. In the same article, reporting on the status of quantum development, it was also reported $1.3 billion in proposed new funding for quantum research was introduced to Congress in 2018. QCI is working with advisors to review the quantum research program and determine where the Company can bid on government quantum research and development procurements.

Competition

There are over 130 companies and research universities who are known to be engaged in research and development relating to quantum computing. In the area of quantum computer hardware systems, competitors include privately funded startups such as D-Wave, ATOS, and Rigetti Computing, as well as large IT firms such as Microsoft, IBM, and Google who have all announced laboratory projects focusing on developing quantum computers. Since 2013 Google has been working with NASA and the Universities Space Research Association to establish the Quantum Artificial Intelligence Laboratory, using quantum computers built by D-Wave. In March 2017 IBM announced a 17 QBIT prototype commercial processor and made accessible (via the IBM cloud) a 16 QBIT quantum computer for use by developers, programmers and researchers. In 2018 Intel announced a superconducting quantum test chip with 49 QBITS. In March 2018, Google announced it had a new quantum processor, codenamed “Bristlecone”. Microsoft has been active in quantum research since 2005 when the company established a research lab to study topological quantum computing. In December 2017 Microsoft released a preview version of its Quantum Development Kit. The National Security Agency has funded some research into quantum computing and encryption algorithms, but much of this work is classified so the nature of the work and the companies performing it are not known. D-Wave has been developing quantum computers since 2004 and has several computer products on the market.

Competition in quantum software applications is likely to come from established IT firms such as Microsoft and Google, but there are also several private companies such as 1Qbit, a startup venture focused on developing quantum computing applications for the finance industry. Rigetti Computing, a US based quantum computing startup, announced in late 2017 that it was working on a hybrid quantum algorithm, one that would use conventional computers to handle much of the computation, and hand off parts of the computation to specialized quantum hardware when that additional power was needed.

Competition in quantum encryption is expected from ID Quantique (Switzerland), MagiQ Technologies (US), Nucrypt (US), Infineon Technologies (Germany), Qutools (Germany), Quintessence Labos (Australia), Crypta Labs (UK), PQ Solutions (U), and Qubitekk (US). These companies currently offer quantum cryptography solutions to commercial clients around the world.

Companies such as Bra-ket Science (Austin, TX) and BraneCell (Cambridge, MA) are focusing on developing quantum hardware that will allow quantum hardware to operate at room temperature, thus dramatically reducing costs to build and operate quantum computers. However, those technologies are not yet commercially available. To date, the only commercially available quantum computers on the market are those manufactured by D-Wave. However, the D-Wave computer, which is a quantum annealer not a general-purpose quantum computer, is currently only capable of solving one specific class of optimization problems. According to CNBC, D-Wave has sold quantum computers to customers including Temporal Defense Systems, Lockheed Martin, Google and NASA. Temporal Defense was the first customer for D-Wave’s latest model the D-Wave 2000Q, a $15 million quantum annealer capable of computations utilizing 2,048 QBITS.

For those wishing to develop and test quantum algorithms, companies such as D-Wave, Google, Microsoft, IBM, Rigetti, Fujitsu (Japan) and Alibaba (China) offer developers access to their quantum hardware via cloud based development platforms. While the computers at all of the aforementioned firms are relatively limited in their capability due to their low number of operational QBITS, developers can not only test quantum algorithms, but can determine the scope of the speed increase that the quantum systems offer over conventional computers.

According to BCC Research, as of October 1, 2017, 63% percent of all quantum computing-related patents filed were hardware related. Software and applications account for nearly 20 percent of the quantum computing related patents. Also according to BCC Research, 599 patents relating to quantum computing have been issued between 2008 and 2017. The top three holders for patents are, in descending order, D-Wave, IBM, and Microsoft. D-Wave has been issued 159 US patents and has filed for an additional 79. IBM holds 83 patents and has filed for an additional 42. Microsoft holds 41 and has filed for 43 more.

Government Regulation and Incentives

Encryption

The U.S. government has historically tightly regulated the export of cryptographic technologies under the Arms Export Control Act and the associated International Traffic in Arms regulations (ITAR) as a form of munition. The logic behind the export restrictions is that the ability to secure information has great value to the military and intelligence agencies, and the US Government does not want those technologies sold or distributed to foreign adversaries. These regulations were relaxed in 1996 by executive order, but restrictions are still in place under the Export Administration Act that limit the export of some advanced encryption methods and technologies. Export of commercial encryption products to certain designated countries and terrorist groups is restricted, as are exports of military quality encryption technologies. Restrictions on encryption technology are in place in many other countries but the extent of regulation varies widely from country to country. Domestically, encryption technology is largely unregulated but law enforcement, intelligence and investigative agencies work closely with encryption technology developers to enable the US government to access encrypted data under certain conditions. We believe that the quantum encryption and decryption products that QCI plans to develop can be marketed to government agencies seeking to unlock encrypted data or to encrypt and protect sensitive government data from unauthorized exposure.

Financial Algorithms

US firms and FINRA members that use financial algorithms to conduct high frequency trading are subject to SEC and FINRA regulations that govern their trading activities under long standing rules governing supervision and control practices to reduce the likelihood of market disruptions and ensure effective communication between the firm’s compliance staff and its trading strategy personnel. Additional regulation on financial algorithms has been proposed by the Commodity Futures Trading Commission (“CFTC”) aimed at limiting the potential for financial algorithms and high frequency trading to disrupt markets. The proposed regulations would require firms using such algorithms to implement pre-trade risk controls, limit self-trading and make the source code of the software programs available to the government upon request. To the Company’s knowledge, these regulations, especially the mandatory source code disclosure provisions, have been vigorously opposed by the industry and have not yet been implemented.

The government agencies charged with regulating financial markets in the US and around the world have so far not closely regulated financial algorithms or algorithmic trading, but that could change in response to future market events. The benefit of algorithmic trading is that it can bring greater liquidity, transparency and accountability to markets, and also reduces price variations between global markets. Financial markets in many developing countries have benefited from implementation of algorithmic trading. There are, of course, limitations to what financial algorithms can accomplish today with conventional super computers, and when multiple algorithms trade in lockstep a single price fluctuation can trigger a cascade of downward trades that can crash a market very quickly, before human intervention can stop the downward spiral. This phenomenon is known as a “Flash Crash” and regulators have imposed some regulations to slow down or suspend trading when a market drops more than a fixed percentage in a short period of time.

Incentives

In 2018, Congress authorized $1.3 billion to fund quantum related research projects. This funding is being administered by the U.S. Department of Defense which will solicit proposals for research. The Company intends to submit proposals for funding, but there can be no guarantee the Company will be chosen or that the Company will receive any government funding. In addition, in 2018 President Trump announced the formation of a National Quantum Initiative consisting of key technology companies working in the field of quantum computing. The Company has applied to become a member of that Initiative.

In December 2018 Congress passed the National Quantum Initiative Act (the “Quantum Act”), the purpose of which is to develop a unified national strategy for researching quantum information science. The Quantum Act proposes to establish a National Quantum Coordination Office inside the White House’s Office of Science and Technology Policy to help coordinate research between agencies, serve as the federal point of contact and promote private commercialization of federal research breakthroughs over the next decade.

The Quantum Act would also create:

●	A National Quantum Information Science Research Centers within the Department of Energy.

●	Research and education centers in the National Science Foundation.

●	A “workshop of stakeholders” administered by the National Institute of Standards and Technology “to discuss the future measurement, standards, cybersecurity, and other appropriate needs for supporting the development of a robust quantum information science and technology industry in the United States.”

●	A Subcommittee on Quantum Information Science (“QIS”) under the National Science and Technology Council.

●	A National Quantum Initiative Advisory Committee to advise the President.

The overall goals of the Quantum Act include the eventual creation of industry standards for QIS development, new research grant funding and increased collaboration with the private sector. Quantum technology, including quantum computing, has drawn significant attention from Congress and the White House in 2018 for its theoretical potential to increase computing power and disrupt encryption standards. Rival countries like China and Russia are pushing hard to improve their own QIS capabilities. President Trump is expected to sign the bill into law. We do not know at this time when the Quantum Act will begin soliciting industry proposals and awarding contracts.

Employees

QCI currently has four employees and six contract staff, seven of whom are focused on product and software development, and five Technical Advisors (one from the National Security Domain, one from the Quantum/AI Domain, and three from the Financial Services Domain). We also have two third party partners providing software development and big data analysis services. The employees are not part of a collective bargaining agreement and labor relationships are good.

Other Corporate Information

General information

Our business address is 215 Depot Court SE, Suite 215, Leesburg, VA 20175. Our phone number is (703) 436-2161. The information contained in, or that can be accessed through, our website is not part of this registration statement.

Reports to Security Holders.

The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this registration statement and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have a limited operating history.

The Company was incorporated under the laws of the State of Delaware on February 22, 2018 and has engaged in limited operations to date. Accordingly, the Company has only a limited operating history with which you can evaluate its business and prospects. An investor in the Company must consider its business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies, including limited capital, delays in product development, possible marketing and sales obstacles and delays, inability to gain customer and merchant acceptance or inability to achieve significant distribution of our products and services to customers. The Company cannot be certain that it will successfully address these risks. Its failure to address any of these risks could have a material adverse effect on its business.

We are not profitable and may never be profitable.

Since inception through the present, we have been dependent on raising capital to support our working capital needs. During this same period, we have recorded net accumulated losses and are yet to achieve profitability. Our ability to achieve profitability depends upon many factors, including its ability to develop and commercialize our websites. There can be no assurance that we will ever achieve any significant revenues or profitable operations.

Our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future.

We are in an early stage of our development and we have not generated any revenues to offset our operating expenses. Our operating expenses will likely continue to exceed our operating income for the foreseeable future, until such time as we are able to monetize our brands and generate substantial revenues, particularly as we undertake payment of the increased costs of operating as a public company.

We will need additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons.

We expect that we will have adequate financing for the next 8-10 months. However, in the event that we exceed our expected growth, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

We have not adopted various corporate governance measures, and as a result stockholders may have limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Because our securities are not yet listed on a national securities exchange, we are not required to adopt these corporate governance measures and have not done so voluntarily in order to avoid incurring the additional costs associated with such measures. Among these measures is the establishment of independent committees of the Board of Directors. However, to the extent a public market develops for our securities, such legislation will require us to make changes to our current corporate governance practices. Those changes may be costly and time-consuming. Furthermore, the absence of the governance measures referred to above with respect to our Company may leave our shareholders with more limited protection in connection with interested director transactions, conflicts of interest and similar matters.

FAILURE TO IDENTIFY ERRORS IN THE QUANTITATIVE MODELS WE UTILIZE TO MANAGE ITS BUSINESS COULD ADVERSELY IMPACT PRODUCT PERFORMANCE AND CLIENT RELATIONSHIPS.

We employ various quantitative models. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation.

WE MAY BE UNABLE TO DEVELOP NEW PRODUCTS AND SERVICES AND THE DEVELOPMENT OF NEW PRODUCTS AND SERVICES MAY EXPOSE US TO ADDITIONAL COSTS OR OPERATIONAL RISK.

Our financial performance depends, in part, on its ability to develop, market and manage new products and services. The development and introduction of new products and services require continued innovative efforts and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.

Our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others, or may be infringed or misappropriated by others.

We rely, and may rely in the future, upon a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties and technical security measures to maintain the confidentiality, exclusivity and trade secrecy of our proprietary information. We also rely, and most likely will rely in the future, on trademark and copyright laws to protect our intellectual property rights in the United States and abroad. Despite our protective measures and intellectual property rights, we may not be able to adequately protect against theft, copying, reverse engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position.

We may become subject to legal proceedings that could have a material adverse impact on our financial position and results of operations.

From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial noneconomic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have an adverse effect on our business, financial condition and results of operations.

●	Certification, licensing or regulatory requirements with regard to the technology we expect to develop relating to financial and cybersecurity applications;

●	Unexpected changes in regulatory requirements such as the Quantum Act or other federal or state laws that may require us to take certain actions; and

●	Changes to or reduced protection of intellectual property rights in some countries which may affect or ability to protect and maintain intellectual property rights relating to our applications.

We intend to continue strategic business acquisitions and other combinations, which are subject to inherent risks.

In order to expand our solutions, services, and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

If we are unable to manage our growth in the new markets in which we offer solutions or services, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our business in the new markets that we enter. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of our management including our Chief Executive Officer, Robert Liscouski, and our Chief Financial Officer, Mr. Christopher Roberts. The loss of Mr. Liscouski’s and/or Mr. Roberts’ services would have a material adverse effect on the Company and its business operations.

OUR CHIEF FINANCIAL OFFICER IS NOT A FULL-TIME EMPLOYEE.

Our Chief Financial Officer, Mr. Christopher Roberts, is an independent contractor and shares time with other clients. The inability to retain a full-time Chief Financial Officer, Principal Financial Officer or governor of the financial responsibilities of the Company may impair our ability to meet our reporting obligations and implement financial controls to protect the Company.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH AND MARKETING STRATEGY SUCCESSFULLY OR ON A TIMELY BASIS OR AT ALL.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and sales of our product portfolio, attracting new consumers and introducing new product lines and product extensions.

Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

CYBER SECURITY RISKS AND THE FAILURE TO MAINTAIN THE INTEGRITY OF DATA BELONGING TO OUR COMPANY COULD EXPOSE US TO DATA LOSS, LITIGATION AND LIABILITY, AND OUR REPUTATION COULD BE SIGNIFICANTLY HARMED.

We may from time to time collect and retain large volumes of data relating to our business and from our customers for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. Maintaining compliance with the evolving regulations and requirements applicable to data security and information privacy protection could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our employees, independent distributors or preferred customers, which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

COMPUTER MALWARE, VIRUSES, HACKING, PHISHING ATTACKS AND SPAMMING COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, computer hacking and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future.

Any attempts by hackers to disrupt our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract customers. Any significant disruption to our website or internal computer systems could result in a loss of customers and could adversely affect our business and results of operations.

We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If our mobile application is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may seek other services.

Our platform functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

GROWING OUR CUSTOMER BASE DEPENDS UPON THE EFFECTIVE OPERATION OF OUR APPLICATIONS WITH OPERATING SYSTEMS, NETWORKS AND STANDARDS THAT WE DO NOT CONTROL.

We will be dependent on the interoperability of our applications with operating systems that we do not control, and any changes in such systems that degrade our potential products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

WE MAY NEVER DEVELOP ANY PRODUCTS TO COMMERCIALIZE.

We have invested a substantial amount of our time and resources in developing various new products and computing technologies. Commercialization of these products will require additional development, clinical evaluation, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:

●	our products or technologies may not prove to be effective in trials;

●	we may experience delays in our development program;

●	any products or technologies that are approved may not be accepted in the marketplace;

●	we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or will not have adequate financial or other resources to achieve significant commercialization of our products;

●	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;

●	rapid technological change may make our products obsolete;

●	we may be unable to effectively protect our intellectual property rights or we may become subject to claims that our activities have infringed the intellectual property rights of others; and

●	we may be unable to obtain or defend patent rights for our products or technologies.

THE MARKET OPPORTUNITY FOR OUR PRODUCTS AND TECHNOLOGIES MAY NOT DEVELOP IN THE WAYS THAT WE ANTICIPATE.

The demand for our products and technologies can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate or if other technologies or products become more accepted or standard in our industry or disrupt our technologies and products.

WE FACE SIGNIFICANT COMPETITION AND MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO.

Some of our product offerings and technologies compete and will compete with other similar products from our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that our target end users may find attractive.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE ADVANTAGE, REDUCE OUR REVENUE, AND INCREASE OUR COSTS.

Our success and ability to compete depends and will depend in part on our ability to obtain and maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We may from time to time license from third party’s their brands or certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. We cannot assure you that we will obtain registrations of principal or other trademarks in key markets in the future. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands, and could increase the risk of challenge from third parties to our use of our trademarks and brands.

WE MAY NOT BE ABLE TO PROTECT OUR SOURCE CODE FROM COPYING IF THERE IS AN UNAUTHORIZED DISCLOSURE OF SOURCE CODE.

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to several licensees, we take significant measures to protect the secrecy of large portions of our source code. If a significant portion of our source code leaks, we might lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

OUR FAILURE TO KEEP PACE WITH RAPID TECHNOLOGY CHANGES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND FINANCIAL RESULTS.

The markets for our products and services are characterized by rapid technological developments and frequent changes in customer requirements. We must continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, to keep pace with these developments. We must ensure that our products and services address evolving operating environments, devices, industry trends, certifications and standards. We also may need to develop products that are compatible with new operating systems while remaining compatible with existing, popular operating systems. Our business could be harmed by our competitors announcing or introducing new products and services that could be perceived by customers as superior to ours. We spend considerable resources on technology research and development, but our research and development resources are more limited than many of our competitors.

Our failure to introduce new or enhanced products on a timely basis, to keep pace with rapid industry, technological or market changes or to gain customer acceptance for our new and existing products and services, such as mobile device data protection, could have a material adverse effect on our business, financial condition and financial results.

IMPROVEMENTS TO PUBLIC KEY CRYPTOGRAPHY TECHNOLOGY COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES AND COULD NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FINANCIAL RESULTS.

Our business will employ encryption technologies to encrypt and decrypt sensitive data. The security afforded by encryption depends on the integrity of the private key, which is predicated on the assumption that it is very difficult to mathematically derive the private key from the related public key with conventional computers. Our business plan calls for the development and marketing of quantum based encryption and decryption technologies, which are based on different mathematical principals than public key encryption and should be more difficult to break. Successful decryption of intercepted encrypted email, or public reports of successful decryption, whether or not true, could reduce demand for our products and services. If new methods or technologies, make it easier to derive the private key from the related public key, or to break quantum encryption algorithms, the security of encryption services could be impaired and our products and services could become less marketable. That could require us to make significant changes to our services, which could increase our costs, damage our reputation, or otherwise harm our business. Any of these events could reduce our revenues, increase our expenses and materially adversely affect our business, financial condition and financial results.

WE FACE STRONG COMPETITION, WHICH COULD NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FINANCIAL RESULTS.

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. There is strong competition for encryption products and services. Our business competes with products and services offered by companies such as ID Quantique (Switzerland), MagiQ Technologies (US), Nucrypt (US), Infineon Technologies (Germany), Qutools (Germany), Quintessence Labs (Australia), Crypta Labs (UK), PQ Solutions (U), and Qubitekk (US). These companies currently offer quantum cryptography solutions to commercial clients around the world. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

GOVERNMENTAL RESTRICTIONS ON THE SALE OF OUR PRODUCTS AND SERVICES IN NON-U.S. MARKETS COULD NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FINANCIAL RESULTS.

Exports of software solutions and services using advanced encryption technology such as ours are generally restricted by the U.S. government. Although we are confident that we can obtain U.S. government approval to export our solutions to almost all countries, the list of countries to which we (and our distributors) cannot export our products and services could be expanded in the future. In addition, some countries impose restrictions on the importation and use of encryption solutions and services such as ours. The cost of compliance with U.S. and other export laws, or our failure to obtain governmental approvals to offer our products and services in non-U.S. markets, could affect our ability to sell our products and services and could impair our international expansion. We face a variety of other legal and compliance risks. If we or our distributors fail to comply with applicable law and regulations, we may become subject to penalties, fines or restrictions that could materially adversely affect our business, financial condition and financial results.

WE MAY FAIL TO RECRUIT AND RETAIN KEY PERSONNEL, WHICH COULD IMPAIR OUR ABILITY TO MEET KEY OBJECTIVES.

Our success depends on our ability to attract and retain highly-skilled technical, managerial, sales, and marketing personnel. Changes in key personnel may be disruptive to our business. It could be difficult, time consuming and expensive to replace key personnel. Integrating new key personnel may be difficult and costly. Volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, many of whom are compensated, in part, based on the performance of our stock price. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel could make it difficult to meet key objectives. Any of these impairments related to our key personnel could negatively affect our business, financial condition and financial results.

To remain competitive in our industries, we must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives, consultants, programmers and systems architects skilled in quantum computing, computing, and the technical environments in which our solutions, devices and services are needed. Competition for such personnel in our industries is intense in both the United States and abroad. Our failure to attract additional qualified personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. In addition, we invest significant time and expense in training our associates, which increases their value to clients and competitors who may seek to recruit them and increases the cost of replacing them. Our success is dependent to a significant degree on the continued contributions of key management, sales, marketing, consulting and technical personnel. The unexpected loss of key personnel could have a material adverse impact on our business and results of operations, and could potentially inhibit development and delivery of our solutions, devices and services and market share advances.

VARIOUS REGULATIONS BY THE SEC, CFTC AND OTHER REGULATORY AGENCIES MAY ADOPT REGULATIONS RELATING TO HIGH FREQUENCY TRADING.

Congress, regulators and some media have been increasingly scrutinizing electronic trading, the structure of equity markets and high frequency trading in recent years. The SEC continues to consider various potential market structure changes, which could result in reduced trading volumes, or which could negatively affect our business. To the extent the SEC adopts regulatory changes, our business, financial condition and operating results could be negatively impacted. In addition, the continued growth of high frequency trading has been the subject of private litigation and regulatory enforcement actions alleging that high frequency trading firms have received unfair advantages at the expense of other traders. High frequency trading accounts for a meaningful percentage of the daily volume in the U.S. and European equity markets, and these actions and other efforts to slow trading could lead to a reduction in trading volumes, negatively impacting all trading markets, including our business.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.

Risks Related to Our Common Stock

OUR STOCK PRICE MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

●	actions by competitors;

●	actual or anticipated growth rates relative to our competitors;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	economic, legal and regulatory factors unrelated to our performance;

●	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	speculation by the press or investment community regarding our business;

●	litigation;

●	changes in key personnel; and

●	future sales of our common stock by our officers, directors and significant shareholders.

In addition, the stock markets, including the over-the-counter markets where we are quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

FUTURE SALES OF SHARES OF OUR COMMON STOCK, OR THE PERCEPTION IN THE PUBLIC MARKETS THAT THESE SALES MAY OCCUR, MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. In addition, if our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock by us in the future, or warrants or options to purchase our common stock, if exercised, would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have issued shares of common stock, options and convertible notes which are convertible into shares of our common stock in connection with our private placements and certain employment, director and consultant agreements. In addition, we issued shares of our common stock, options and convertible notes which are convertible into shares of our common stock, in financing transactions and pursuant to employment agreements that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

If the market price for our common stock is below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Bulletin Board). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our business or the costs of our development projects or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 250,000,000 shares of common stock. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to increase awareness of our Company with investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for loans.

WE HAVE A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF CERTAIN OUTSTANDING OPTIONS, AND CONVERTIBLE NOTES, AND THE ISSUANCE OF SUCH SHARES UPON EXERCISE OR CONVERSION WILL HAVE A SIGNIFICANT DILUTIVE IMPACT ON OUR STOCKHOLDERS. SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK FOLLOWING THE EXPIRATION OF LOCK-UPS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND THE ISSUANCE OF ADDITIONAL SHARES WILL DILUTE ALL OTHER STOCKHOLDERS.

As of March 20, 2019, there are 6,770,500 shares of Common Stock issuable upon conversion of our convertible notes.

In addition, our articles of incorporation, as amended, permits the issuance of up to 250 million shares of Common Stock. Thus, we have the ability to issue substantial amounts of Common Stock in the future, which would dilute the percentage ownership held by stockholders.

FUTURE ISSUANCE OF OUR COMMON STOCK, PREFERRED STOCK, OPTIONS AND WARRANTS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS.

We may issue additional shares of our common stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of common stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND YOU MUST RELY ON INCREASES IN THE MARKET PRICES OF OUR COMMON STOCK FOR RETURNS ON YOUR INVESTMENT.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

OUR EXECUTIVE OFFICERS AND DIRECTORS POSSESS SIGNIFICANT VOTING POWER WITH RESPECT TO OUR COMMON STOCK, WHICH WILL LIMIT YOUR INFLUENCE ON CORPORATE MATTERS.

As of March 20, 2019, our directors and executive officers collectively beneficially own approximately 55.31% of the shares of our common stock including the beneficial ownership of Mr. Liscouski and his affiliates of 12.44% of the shares of our common stock.

As a result, our insiders have the ability to significantly influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

OUR ARTICLES OF INCORPORATION GRANTS OUR BOARD THE POWER TO ISSUE ADDITIONAL SHARES OF COMMON AND PREFERRED SHARES AND TO DESIGNATE OTHER CLASSES OF PREFERRED SHARES, ALL WITHOUT STOCKHOLDER APPROVAL.

Our authorized capital consists of 260,000,000 shares of capital stock of which 10,000,000 shares are authorized as preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our shares of common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES

We maintain our current principal office at 215 Depot Court SE #215, Leesburg, VA 20175. Our telephone number at this office is (703) 436-2161. The Company leases approximately 350 square feet on a month-to-month basis in a multi-tenant facility that provides conference room space, 24/7 co-working space, and other services on an as-needed basis in Leesburg, VA. The facility lease can be terminated upon 30 days written notice by the Company. The Company also leases dedicated space for transmission equipment and 40 square feet of dedicated collocation space on a raised floor area in a data center building in Middletown, VA through a Master License and Service Agreement (MLSA). The Middletown Data Center facility provides 24/7 support services for the Company’s secure development environment and intra-company communications and data storage servers. The MLSA can be terminated upon 30 days’ notice by the Company.

ITEM 3.	LEGAL PROCEEDINGS

Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On March 14, 2019, we filed a complaint against REMTCS, Inc. (“REMTCS”), Mr. Richard Malinowski (“Malinowski”) and Mr. Thomas Kelly (“Kelly”), the latter two are a former employee and consultant, respectively, in the Superior Court of New Jersey, Monmouth County, alleging multiple breach of contract claims, unjust enrichment, breach of fiduciary duties, among other claims against pursuant to certain employment and consulting agreements between the parties, REMTCS, Malinowski and Kelly. The amount the Company seeks is in excess of $670,000. The Company believes it has strong grounds to win this lawsuit, but our attorneys estimate that it may take some time to be resolved.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Pink Current Information Marketplace under the symbol “QUBT”.

Holders of Record

As of March 20, 2019, there were approximately 872 holders of record of our Common Stock. The last reported sale price of our Common Stock on March 20, 2019 on the OTC Markets was $4.05 per share.

Dividend Policy

We have never declared or paid any cash dividend on our common or capital stock. We do not expect to pay any cash dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of our Board and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our Board may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Equity Compensation Plan Information

The Company has not yet adopted an equity compensation plan but plans to do so in the near future.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

The Company sold 500,000 shares (post reverse split) of common stock to Convergent Risk Group, LLC (the “CRG Shares”), an entity owned by the Company’s now Chief Executive Officer and Chairman of the Board, Mr. Robert Liscouski, for an aggregate purchase price of $155,000.00. Financing for the purchase of the CRG Shares was provided to Convergent Risk Group, LLC by a group of accredited investors (the “Original Investors”), in exchange for promissory notes from CRG (the “CRG Liabilities”). In order to further induce the Mr. Liscouski to accept his position as the Company’s Chief Executive Officer, the Company agreed to assume the CRG Liabilities in exchange for the Company’s issuance of convertible promissory notes to the Original Investors in the principal aggregate amount of $400,000 (the “January Quantum Notes”). The January Quantum Notes can be converted to shares of the Company’s common stock at a conversion price of $0.10 per share at any time prior to, or at, the maturity date of August 10, 2019.

December 24, 2017 - 92,500 shares issued to William Alessi pursuant to Court order settling litigation against the Company. Shares to be free trading and without a restrictive legend. This block of shares was issued subject to a 5 year non dilution provision enabling Alessi to maintain a 4.95% equity position in the Company. These shares were issued in reliance on the exemption under Section 3(a)(10) of the Securities Act.

December 24, 2017 - 500,000 shares issued to Company Treasury pursuant to Court order settling litigation against the Company.

January 22, 2018 - 500,000 Treasury shares sold to Convergent Risk Group, LLC for $155,000 and proceeds of the sale were remitted to William Alessi pursuant to Court order settling litigation against the Company.

In January 2018 the Company issued an aggregate of $400,000 in the principal amount of Convertible Promissory Notes, convertible at $0.10 per share (after a 1:200 reverse stock split), to a group of accredited investors. These notes are due August 10, 2019 and as of September 30, 2018 the notes had not been converted and no shares have been issued relating to these Notes. In April 2018 the Company issued an additional Convertible Promissory Note, also convertible at $0.10 per share. In December 2018 this Note was converted, along with accrued interest, into 1,002,422 shares of common stock.

During the period March 1-September 30, 2018 the Company accepted subscriptions for $75,000 of common stock at $0.40 per share (after a 1:200 reverse stock split), to a group of accredited investors. The Company issued 187,500 shares of common stock pursuant to these Subscription Agreements in October 2018.

In March 2018 the Company commenced an offering of up to $15,000,000 of Convertible Promissory Notes, convertible at $1.00 per share (after a 1:200 reverse stock split), to a group of accredited investors. One Convertible Promissory Note in the amount of $250,000 was made convertible at $0.25 per share in exchange for the investor agreeing to serve on the Board. Another Convertible Promissory Note was made convertible at $0.10 per share in exchange for the investor providing certain investor relations services. These Convertible Promissory Notes mature twelve (12) months from the date of issuance and as of October 31, 2018, investments had been received for $3,495,500 in this offering. In October 2018 the Board of Directors formally closed the Convertible Note Offering. As of March 20, 2019, $725,000 of the Notes (plus accrued interest) had been converted and 1,510,377 shares have been issued relating to these Notes.

In September 2018 the Company issued a total of 4,800,000 shares of common stock to senior management and research and development executives as grants, pursuant to their respective employment agreements, which were effective March 1, 2018. The shares are restricted, and subject to a lockup agreement, and a three year recoupment provision whereby the shares are forfeited to the Company if the employee’s employment is terminated before the end of the third year of employment (February 28, 2021). The number of shares subject to recoupment declines over time. In November 2018 two senior managers resigned and to date 4,000,000 shares of these grants have been cancelled as of December 31, 2018.

We issued 130,000 shares in October 2018 to a shareholder of the Company pursuant to the non-dilution covenant directed by the 2017 North Carolina court order. The shares were issued under Section 3(a)(10) of the Securities Act.

In October 2018 the Company issued 150,000 shares of common stock to Cascade IR, LLC, an investor relations firm, as compensation for services pursuant to the terms of a consulting agreement the Company entered into with Cascade IR, LLC in September 2018.

Also in October 2018, the Company converted $725,000 principal amount of convertible promissory notes, plus $16,711 of accrued interest into 1,510,377 shares of common stock.

In December 2018 the Company converted $100,000 principal amount of convertible promissory notes, plus $2,422 of accrued interest, into 1,002,422 shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying condensed financial statements and provides additional information on Quantum Computing Inc.’s (“Quantum” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

When we say “we,” “us,” “our,” “Company,” or “Quantum,” we mean Quantum Computing Inc.

Overview

At the present time, we are a development stage company with limited operations.  The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company is assembling a team of experts in super computing technology and quantum mathematics, which will focus on both design and development of a quantum computer simulator (a “quantum annealer”) and several quantum software applications targeting solutions to non-deterministic polynomial applications. During the twelve months ended December 31, 2018 the Company recruited a management and technical team to begin developing and designing the quantum annealer and related quantum software applications.  Much of the time during the twelve months ended December 31, 2018 was spent starting the Company’s business and operations. The Company is assembling a development team which will initially focus on addressing computational problems in the financial services, defense, heavy manufacturing, and computer security (cyber) market segments.  The Company’s development team includes world class mathematicians, high performance computer hardware designers, and software developers.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the years ended December 31, 2018 and December 31, 2017. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Twelve Months Ended December 31, 2018 vs. December 31, 2017

Revenues

	For the Twelve Months Ended December 31, 2017		For the Twelve Months Ended December 31, 2017
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%

Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the twelve months ended December 31, 2018 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or offered services to any customers.

Cost of Revenues

Cost of revenues for the twelve months ended December 31, 2018 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the twelve months ended December 31, 2018 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2018 were $30,667,093 as compared with $175,000 for the comparable prior year period, an increase of $30,492,093, or 17,424%. The increase in operating expenses is due to the commencement of business operations in 2018, resulting in a $761,972 increase in salary expenses, a $96,360 increase in payroll taxes and benefits, a $331,228 increase in consulting fees, a $47,744 increase in travel costs, a $73,859 increase in legal and audit fees, a $24,342,014 increase in stock based compensation, a $4,082,807 increase in interest expense, a $625,333 increase in asset impairment charges, and a $175,000 increase in executive recruiting fees compared to the comparable prior year period.

Net Loss

Our net loss for the twelve months ended December 31, 2018 was $30,667,093 as compared with a net loss of $175,000 for the comparable prior year period, an increase of $30,492,093 or 17,424%. The increase in net loss is primarily due to the increase in operating expenses recorded in the current period compared to the comparable prior year period.

Professional Fees

Legal fees for the twelve months ended December 31, 2018 were $58,859. Audit fees for the twelve months ended December 31, 2018 were $15,000. No professional fees were incurred during the twelve months ended December 31, 2017.

Selling, General and Administrative Expenses

Operating expenses for the twelve months ended December 31, 2018 were $30,041,760 as compared with $1,500 for the comparable prior year period, an increase of $30,040,260. The increase in operating expenses is due to the commencement of business operations in 2018, resulting in a $761,972 increase in salary expenses, a $96,360 increase in payroll taxes and benefits, a $331,228 increase in consulting fees, a $47,744 increase in travel costs, a $73,859 increase in legal and audit fees, a $24,342,014 increase in stock based compensation, a $4,082,807 increase in interest expense, and a $175,000 increase in executive recruiting fees compared to the comparable prior year period.

Interest Expense

Interest expense of $87,307 was accrued on convertible promissory notes during the twelve months ended December 31, 2018, compared with $0 interest expense accrued during the comparable period in 2017. A total of $19,133 of accrued interest was converted to common stock during the three months ended December 31, 2018 when the holders of convertible promissory notes converted their Notes to stock. In addition, the Company accrued Beneficial Conversion Feature expense of $3,995,500 relating to the Convertible Promissory Note offering, which was also recorded as interest expense. As of December 20, 2018, the Company had accrued $68,174 of interest on the Convertible Promissory Notes.

Net Loss

Our net loss for the twelve months ended December 31, 2018 was $30,667,093 as compared with a net loss of $175,000 for the comparable prior year period, an increase of $30,492,093 or 17,424%. The increase in net loss is primarily due to the increase in operating expenses recorded in the current period compared to the comparable prior year period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $3,995,500 through private placements of Convertible Promissory Notes for a total of $4,070,500 in new investment. The Company has no bank loans or lines of credit, and no long term debt obligations. As of March 20, 2019 the Company had cash and equivalents of $1.38 Million on hand.

Financings

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors”), loaned Convergent Risk Group, LLC (“Convergent”) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, the Company’s CEO. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for). The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2020. The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before June 30, 2019. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before June 30, 2019, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before June 30, 2019, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued. While the conversion of the Convertible Promissory Notes is mandatory prior to August 10, 2020, the election to convert is at the option of the Initial Investor. The Company has no obligation to repay the Initial Investors in cash. However, the conversion of the Convertible Promissory Notes will result in dilution of other shareholders once the Initial Investors convert their notes into the Company’s common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one year terms. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Current Age	Position
Robert Liscouski	62	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Christopher Roberts	64	Chief Financial Officer, (Principal Financial Officer) (Principal Accounting Officer), Director
Bertrand Velge	58	Director
Justin Schreiber	35	Director

Robert Liscouski, President, Chief Executive Officer and Chairman of the Board

Mr. Liscouski, age 62, is the Chairman and CEO of Quantum Computing. Mr. Liscouski is CEO and Founder of Convergent Risk Group LLC and a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

Mr. Liscouski is a recognized Security Industry leader in assessing, mitigating and managing physical and cyber security risk in private sector enterprises and state and federal government agencies. Mr. Liscouski has extensive experience in leading innovative start up and turn around companies as well as building programs for large government organizations and is recognized as a leader in identifying emerging security technologies. He serves as a “Trusted Advisor” to senior officials within government and private sector, providing guidance in areas such as physical and cyber security, crisis management, organizational development and strategic planning. Mr. Liscouski’s career has spanned local law enforcement, senior government and private sector positions from operations to senior leadership and Boards of Directors. He started his career as an undercover and homicide investigator, and Special Agent with the Diplomatic Security Service and progressed to senior federal government positions where he served as a senior advisor to the intelligence community and was appointed by President George W. Bush as the first Assistant Secretary for Infrastructure Protection at the Department of Homeland Security. He most recently was President of a public company that became a leader in the explosive trace detection industry culminating in the sale of the technology to L3 Communications. Mr. Liscouski is a frequent contributor to CNBC, CNN, Fox News, and other business and security media on Homeland Security and Terrorism issues.

Christopher Roberts, Chief Financial Officer and Director

Mr. Roberts, age 64, is the Company’s Chief Financial Officer. Mr. Roberts has a law degree from the University of Virginia Law School and a B.S, in Electrical Engineering and an M.B.A., both from the Massachusetts Institute of Technology. His M.B.A. was concentrated in Finance and Management of Technology. He started his career working for Raytheon Co. (a Fortune 500 company). Thereafter, he practiced law at two large NYC law firms. Since leaving the private practice of law, Mr. Roberts has worked primarily in financial management roles with a number of government contractors in the aerospace, defense and Information technology sectors.

Mr. Roberts has more than 30 years’ experience in public and private corporate finance and government contracting, including professional services, software products, and hardware manufacturing businesses. Mr. Roberts has served as the Chief Financial Officer of both public and private companies during the course of his career, including Secure Point Technologies, Systems Made Simple, Inc. (now a subsidiary of Leidos), Integral Systems Inc. (a publicly company traded on NASDAQ under the symbol “ISYS.” now a subsidiary of Kratos), and Pearson Analytic Solutions (now a subsidiary of General Dynamics). From 2012 to November 2016, he worked first as the CFO, and later as the President of Systems Made Simple, Inc., a wholly owned subsidiary of Leidos. Mr. Roberts is a co-author of Antitrust for Business, and has published articles on antitrust and patent law, space policy, information technology, and corporate finance.

Justin Schreiber, Director

Mr. Schreiber, age 35, is the President and founder of JLS Ventures, a venture capital and capital markets advisory firm that partners with entrepreneurs and emerging growth companies to build disruptive products and technologies in the technology, healthcare and consumer products verticals. Mr. Schreiber is also the President, CEO and a Director of Conversion Labs Inc., a publicly traded direct to consumer e-commerce company. Prior to founding JLS Ventures, Mr. Schreiber ran a consulting business that provided investor relations, advisory services and capital raising solutions to small publicly traded companies. In addition to his capital markets experience, Mr. Schreiber previously worked for a global healthcare consulting firm as well as in the foreign currency trading business. He holds a BS in International Business from Elizabethtown College and a BA in International Management from the ICN École de management in Nancy, France

Bertrand Velge, Director

Mr. Velge, age 58, is the Managing Director of Graftyset, Ltd., a privately held company based in the United Kingdom. Graftyset is a wholesale distributor of wine, beer and other alcoholic and non-alcoholic beverage, based in Sidcup, Kent (UK). Mr. Velge has served as Managing Director since the company was incorporated in 2003 under the name of Otterden Vintners, Ltd. Mr. Velge also served as Director for Aliunde Ltd. since 2005. Mr. Velge has over twenty years of experience in multi-disciplinary venture investing and was managing director and co-founder of a fund that trades equities in Europe, Asia and the US focusing on IPOs. He speaks English, Flemish and French, and is a graduate of the Universite Catholique de Louvain.

Key Employee

Sergey Schuster, Quantitative Data Scientist and Systems Architect

Sergey Shuster, age 55, has over 25 years of experience in the design and implementation of high performance computer systems and financial algorithms which have been used in most major financial markets. Mr. Shuster has 20 years of derivatives pricing and market and credit risk experience (risk neutral, supply/demand, fundamental/technical); Fixed Income, MBS, CMO, ABS, FX, Muni, Emerging Markets, Equity, Commodities, Credit Derivatives, Algorithmic trading and Cyber Currencies. Mr. Shuster has developed more than 200 quantitative models which have been implemented in C++, Java, SCALA, R, C#, C, FORTRAN, VB, Excel, SQL, Matlab, S-Plus and Stata trading and risk management systems, and has experience utilizing the best software development practices. Sergey has designed, developed and implemented multiple client systems which delivered multiples of competitors’ returns. Prior to immigration to the United States, Mr. Shuster performed research in Russia in Artificial Intelligence and Quantum Computing. Mr. Shuster was a winner in the Mathematical and Physics Olympiad in 1986. Sergey’s work in financial algorithms is now considered standard in applied quantitative mathematics. Mr. Shuster received a Masters Degree in Economics from Queens College, City University of New York, in 2007 and has taught college courses in Macro, Micro and Advanced Financial Economics, Corporate Finance and Investment Analysis.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

Other than as disclosed below, there have been no events under any bankruptcy act, any criminal proceedings and any judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Our Chief Executive Officer, Mr. Robert Liscouski, was President of Implant Sciences Corporation, which filed a petition for bankruptcy on October 11, 2016 in the Delaware Bankruptcy Court.

Board Composition

Our Board is currently composed of four members. Our articles of incorporation and our bylaws permit our stockholders to establish by resolution the authorized number of directors. Our directors hold office until their successors have been elected and qualified, or the earlier of their death, resignation or removal.

Code of Business Conduct and Ethics

The Company has adopted a Code of Ethics.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Term of Office

Our directors are appointed at the annual meeting of shareholders and hold office until the annual meeting of the shareholders next succeeding his or her election, or until his or her prior death, resignation or removal in accordance with our bylaws. Our officers are appointed by the Board and hold office until the annual meeting of the Board next succeeding his or her election, and until his or her successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2018 and through the date of this filing, we did not have a class of securities registered under the Exchange Act and therefore our directors, executive officers, and any persons holding more than ten percent of our Common Stock were not required to comply with Section 16 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2018 and 2017.

2018 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Angela Collete	2018	0	0	0	0	0	0	0	0
(Receiver)	2017	0	0	0	0	0	0	0	0
	2016

Robert Liscouski	2018	300,000	0	100,000	0	0	0	0	400,000
Chief Executive	2017	—	—	—	—	—	—	—	—
Officer (PEO)	2016	—	—	—	—	—	—	—	—

Christopher Roberts	2018	165,763	0	300,000	0	0	0	0	465,763
Treasurer (PFO)	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2018.

2018 DIRECTOR COMPENSATION TABLE

The following table provides information on outstanding equity awards as of December 31, 2018 to the named executive officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other not vested

N/A
N/A
N/A

None of the members of the board of directors of the Company were compensated for services in such capacity.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

As of March 20, 2019, no options have been issued.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with our director or executive officer, and we are not obligated to pay severance or other enhanced benefits to our executive officer upon termination of his employment.

Employment Agreements

Mr. Liscouski Employment Agreement

We entered into an employment agreement with Robert Liscouski, our Chief Executive Officer, on February 15, 2018 (the “Liscouski Employment Agreement”). The agreement is for an indefinite term, subject to periodic review by the Board of Directors, stipulates a base salary (the “Base Salary”) of $360,000 per year. For the fiscal year ending December 31, 2019 and for subsequent fiscal years, the Liscouski Employment Agreement allows for an annual incentive bonus in the amount up to $150,000 per year, subject to Mr. Liscouski achieving certain performance based milestones that are established by the Board of Directors. In connection with the Liscouski Employment Agreement, Mr. Liscouski was issued 100,000 restricted shares of the Company’s common stock.

As a full-time employee of the Company, Mr. Liscouski will be eligible to participate in the Company’s benefit programs.

Mr. Liscouski’s employment may be terminated by the Company with or without “Cause”. “Cause” shall mean (i) conviction or entry of nolo contendere to any felony or a crime involving moral turpitude, fraud or embezzlement of Company property; (ii) dishonesty, gross negligence or gross misconduct that is materially injurious to the Company or material failure to perform her/his duties under this Agreement which has not been cured by Mr. Liscouski within 10 days after he shall have received written notice from the Company stating with reasonable specificity the nature of such failure to perform; and (iii) illegal use or use of drugs, alcohol, or other related substances that is materially injurious to the Company. If the Company terminates Mr. Liscouski’s employment without “Cause” the Company will continue payment of Mr. Liscouski’s Base Salary for an additional twelve (12) months from the date Mr. Liscouski is terminated.

Mr. Roberts Consulting Agreement

We entered into a consulting agreement with Christopher Roberts, our Chief Financial Officer, on March 1, 2018 (the “Roberts Agreement”) whereby Mr. Roberts is to provide the Company with financial and accounting and business strategy services. Mr. Roberts is to be paid $150.00 on an hourly basis. In connection with the Roberts Agreement, Mr. Roberts was issued 300,000 restricted shares of the Company’s common stock.

The Roberts Agreement may be terminated by either party at will, for any reason or no reason, upon fourteen (14) days prior written notice.

Mr. Schuster Employment Agreement

We entered into an employment agreement with Sergey Schuster, an employee of the Company, on February 28, 2018 (the “Schuster Employment Agreement”). Mr. Schuster is entitled to a monthly salary of $25,000. In connection with the Schuster Employment Agreement, Mr. Schuster also received 400,000 restricted shares of the Company’s common stock.

As a full-time employee of the Company, Mr. Schuster will be eligible to participate in the Company’s benefit programs.

The Schuster Employment Agreement may be terminated by either party upon thirty (30) days written notice. The Company may also terminate Mr. Schuster immediately if Mr. Schuster engages in serious misconduct or dishonesty.

Director Agreements

The Company has not currently entered into any formal written agreements with members of its Board of Directors.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

The board of directors acts as the Audit Committee and the board of directors has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 25, 2019, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Quantum Computing Inc., 215 Depot Court SE #215, Leesburg, VA 20175.

Applicable percentage ownership is based on 4,749,161 shares of Common Stock outstanding as of March 25, 2019. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 25, 2019.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Robert Liscouski, Chief Executive Officer and Chairman (1)	612,500	12.44
Christopher Roberts, Chief Financial Officer (2)	325,000	6.6
Bertrand Velge (3)	1,774,888	31.28
Justin Schreiber (4)	258,001	4.99
All directors and officers as a group (4 persons)	2,970,389	55.31
5% or greater shareholders
Peter Schultz (5)	1,002,422	20.36
Sergey Schuster (6)	400,000	8.12
Total	4,372,811	83.79

*	Less than 1%

(1)	Includes 612,500 shares of common stock.

(2)	Includes 325,000 shares of common stock.

(3)	Includes 1,024,888 shares of common stock and 750,000 shares of common stock underlying convertible notes.

(4)	Mr. Schreiber has voting and investment control of the following shares: 1,000,000 shares of common stock underlying convertible notes which JOJ Holdings, LLC holds, however the convertible promissory notes are not exercisable to the extent that the shares of common stock issuable upon the exercise of the convertible notes would result in a beneficial ownership of Mr. Schreiber above 4.99% of the Company’s outstanding share amount. Mr. Schreiber is the President of JOJ Holdings, LLC and is the beneficial owner of these securities.

(5)	Includes 1,002,422 shares of common stock.

(6)	Includes 400,000 shares of common stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors.”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for). The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2019. The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before December 31, 2018. While the conversion of the Convertible Promissory Notes is mandatory prior to August 10, 2019, the election to convert is at the option of the Initial Investor. The Company has no obligation to repay the Initial Investors in cash. However, the conversion of the Convertible Promissory Notes will result in dilution of other shareholders once the Initial Investors convert their notes into the Company’s common stock.

REMTC, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTC, Inc. to acquire the necessary hardware and software, configure and install the REMTC proprietary security system, known as “PASS.” REMTC is wholly owned by Richard Malinowski, the Company’s former Chief Information and Operations Officer. The total cost of the PASS System was approximately $705,000. This PASS system is currently one of the subjects of the legal proceedings referenced in Item 3 of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Thayer O’Neal Company, LLC served as our independent registered public accountants for the year ended December 31, 2017. BF Borgers CPA PC served as our independent registered public accountants for the year ended December 31, 2018.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $17,638 and $0, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $1,800 and $0, respectively, for professional services rendered by our independent auditors related to the Registration Statement on Form 10-12(g) and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
4.1	Common Stock Specimen	10-12(g)		01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)		01/09/2019
10.1**	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)		01/09/2019
10.2**	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)		01/09/2019
10.3**	Sergey Shuster Employment Agreement dated February 28, 2018	10-12(g)		01/09/2019
10.4**	Richard Malinowski Employment Agreement dated July 23, 2018	10-12(g)		01/09/2019
10.5	Form of Subscription Agreement	10-12(g)		01/09/2019
10.6	Form of Subscription Agreement	10-12(g)		01/09/2019
10.7	Form of Subscription Agreement	10-12(g)		01/09/2019
21.1	List of Subsidiaries	10-12(g)		01/09/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Furnished Herewith
**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2019	QUANTUM COMPUTING INC.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer	March 26, 2019
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer and Director	March 26, 2019
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Justin Schreiber	Director	March 26, 2019
Justin Schreiber

/s/ Bertrand Velge	Director	March 26, 2019
Bertrand Velge

QUANTUM COMPUTING INC.

(FORMERLY INNOVATIVE BEVERAGE GROUP HOLDINGS, INC.)

AUDITED FINANCIAL STATEMENTS

December 31, 2018 and 2017

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Computing, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Quantum Computing, Inc. (the “Company”) as of December 31, 2018, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Innovative Beverage Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Innovative Beverage Group Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows, for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will become a going concern. As described in Note 3 to the financial statements, the Company has no operations nor business plans, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2018.

Houston, Texas

August 15, 2018

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	December 31,	December 31
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$1,767,080	$-
Prepaid Expenses	23,179	-
Fixed Assets (net of depreciation)	6,897	-
Total assets	$1,797,156	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$54,018	$1,500
Accrued Expenses	89,584	-
Convertible promissory notes – related party	100,000	-
Convertible promissory notes	3,070,500	-
Total liabilities	3,314,102	1,500

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 and 247,000,000 shares authorized; 4,724,161 and 943,735 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	472	94
Additional paid-in capital	10,982,949	9,871,180
APIC-Beneficial Conversion Feature in Equity	3,995,500
APIC-Stock Based Compensation	24,144,000
Subscription Receivable	(100,000)
Accumulated deficit	(40,539,867)	(9,872,774)
Total stockholders’ equity (deficit)	(1,516,945)	(1,500)
Total liabilities and stockholders’ equity (deficit)	$1,797,156	$-

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Audited)

	Twelve Months Ended
	December 31,
	2018	2017
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries	520,327	-
Consulting	322,278
Research & Development	250,640	-
Stock Based Compensation	24,342,014	-
Selling General & Administrative -Other	523,694	175,000
Operating expenses	25,958,953	175,000

Loss from Operations	(25,958,953)	(175,000)

Interest Expense – Promissory Notes	87,307
Interest Expense - Beneficial Conversion Feature	3,995,500
Asset Impairment Charge	625,333
Other income (expense)	(4,708,140)	-

Federal income tax expense	-	-

Net loss	$(30,667,093)	$(175,000)

Weighted average shares - basic and diluted	4,724,161	943,735
Loss per share - basic and diluted	$(6.49)	$(0.19)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Twelve Months Ended September 30, 2018

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2017	943,735	$94	$9,871,180	$(9,872,774)	$(1,500)

Issuance of shares for cash	2,980,679	298	1,063,850	-	1,064,1448
Beneficial Conversion Feature				3,995,500	3,995,500
Subscription Receivable				(100,000)	(100,000)
Stock based compensation	800,000	80	47,920	24,144,000	24,192,000
Net loss	-	-	-	(30,667,093)	(30,667,093)
BALANCES, December 31, 2018	4,724,161	$472	$10,982,949	$(12,500,367)	$(1,516,946)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

(Audited)

	Twelve Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,667,093)	$(175,000)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(23,180)	-
Share Based Compensation	24,192,000	-
Depreciation	117	-
Accrued Expenses	89,584	-
Issuance of shares for legal settlement	-	173,500
Accounts payable	52,518	1,500
Beneficial Conversion Feature	3,995,500	-
CASH USED IN OPERATING ACTIVITIES	(2,408,554)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(7,014)	-
CASH USED IN INVESTING ACTIVITIES	(7,014)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Convertible Promissory Notes	3,070,500	-
Proceeds from stock issuance	1,064,148	-
CASH PROVIDED BY FINANCING ACTIVITIES	4,182,648	-

Net increase in cash	1,767,080	-

Cash, beginning of period	-	-

Cash, end of period	$1,767,080	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITES
Subscription receivable created from issuance of note payable	$100,000	$-

NON-CASH FINANCING ACTIVITES
Note payable issued in exchange for a Subscription receivable	100,000	-
Common stock issued for compensation	24,144,000	-
Convertible Promissory Notes issued as Compensation – related party	$175,000	$-

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization:

Quantum Computing Inc., formerly known as Innovative Beverage Group Holdings, Inc. a Delaware corporation (the “Company”) was the surviving entity as the result of a merger between Ticketcart, Inc. and Innovative Beverage Group, Inc., both Nevada corporations. Innovative Beverage Group, Inc. was the surviving entity as the result of a merger between Kat-A-Tonic Distributing, Inc., a Texas corporation and United European Holdings, Ltd., a Nevada Corporation.

History

Quantum Computing Inc. (the “Company”), was incorporated in the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. to better reflect its business operations at the time which was beverage distribution and product development. In 2013, Innovative Beverage Group Holdings, Inc. ceased operations. On May 22, 2017, one of Innovative Beverage Group Holdings, Inc.’s. shareholders, a North Carolina resident (the “Plaintiff”), filed suit against the Company. On August 28, 2017, the North Carolina Court, Superior Court Division (the “North Carolina Court”), entered a default judgment for Plaintiff and appointed an exclusive Receiver (the “Receiver”) over the Company. On October 4, 2017 the Receiver filed Articles of Incorporation in North Carolina for Innovative Beverage Group Holdings, Inc., a wholly-owned subsidiary of the Company, (“IBGH North Carolina”). On October 26, 2017, Innovative Beverage Group, Inc. redomiciled to North Carolina.

On January 22, 2018, while the Company was in receivership, the Company sold 500,000 shares (the “CRG Shares”) of its common stock to Convergent Risk Group (“CRG”), an entity owned and operated by the Company’s Chief Executive Officer, Robert Liscouski, for $155,000. On February 21, 2018, by written consent of the majority shareholder (Convergent Risk), Mr. Robert Liscouski (the Chief Executive Officer of Convergent Risk) and Mr. Christopher Roberts were elected as members of the Company’s Board of Directors. Mr. Liscouski was simultaneously elected as Chairman of the Board. The majority shareholder also directed the Company to take the necessary action to change its domicile from North Carolina to Delaware and change its name to Quantum Computing Inc. On February 21, 2018 the Company filed Articles of Conversion in North Carolina to convert the Company to a Delaware corporation with the name changed to Quantum Computing Inc. On February 22, 2018 the Company filed a Certificate of Conversion in Delaware to convert to a Delaware corporation with the name changed to Quantum Computing Inc. and re-domiciled to the state of Delaware on February 23, 2018.

Business

The Company’s business focuses on quantum computing software development. The Company intends to develop heterogeneous software that can run on the platforms that are under development by the quantum computer hardware industry. The Company’s initial focus will be on the security and financial services sectors. Other potential markets for quantum computing include artificial intelligence (“AI”), machine learning, genetics and pharmaceuticals. The Company intends to be a leading provider of software that can run on multiple quantum platforms.

Initially, the Company is focused on two main development efforts. First, we plan to focus on the development of quantitative financial related products such as financial portfolio optimization. The financial services industry has used quantitative financial software applications for several decades with some success. However, those existing products are limited in their performance due to the lack of computing power to solve these classes of optimization problems, which are known as “NP Complete Problems”. NP Complete Problems are a class of mathematical problems that can be solved in polynomial increments of time using a non-deterministic method. These NP Complete Problems require complex calculations, which cannot currently be performed in reasonable amounts of time using conventional, binary computer systems, with the exception of simple cases. These problems are intractable because of the inability of bit-based systems to handle complex non-deterministic problems. The recent developments in quantum annealing and other quantum hardware suggests that these problems will soon be solvable using these new technologies. The Company’s goal is to develop and implement quantum related algorithms to provide solutions to these NP Complete Problems in the area of financial optimization. Optimization algorithms are ideally suited to run on a class of quantum computers, known as “annealers,” that are currently becoming made available in the market by various manufacturers.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

The Company’s secondary market focus will be the field of cybersecurity, specifically encryption and decryption algorithms. Current encryption algorithms, such as DES (widely used in banking transactions), use codes based on the product of two very large prime numbers. To decrypt the message requires finding the factors of a very large number, which can be done with current computers, but takes unacceptably long amounts of time. The factorization process can be performed much more rapidly using algorithms running on a quantum computer. The other aspect of cybersecurity that we will work on is development of encryption algorithms that are either “quantum resistant”, i.e. difficult for quantum computer to crack, or “quantum based”, i.e., that use principals of quantum physics to create a quantum based code that is difficult for both conventional and quantum computers to break. Information security has a number of components, of which encryption is an important tool. Encryption is vital to e-commerce, banking, cellular communication, and protecting email, websites and online identities because unprotected data can be stolen and misused.

Business Strategy

The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company has assembled a team of experienced engineers in super computing technology and quantum mathematics, which will focus on both design and development of a quantum computer simulator (a “quantum annealer”) and several quantum software applications that target solutions to non-deterministic polynomial applications.

The Company has hired physicists, applied mathematicians (algorithm developers) and software developers to support the technical team in developing and designing a quantum annealer and related quantum software applications.  Applied mathematicians develop the algorithms and algorithm/software developers design software solutions utilizing the algorithms provided to them by mathematicians. Software engineers test the algorithm code to ensure reliable and accurate performance of the software product.

In addition, the Company has retained outside leading industry experts from well-known institutions from the financial services industry and leading financial institutions, and expects to retain additional advisors from cybersecurity firms and government agencies to serve as technical advisors to the Company. We have formed an advisory board of additional subject matter experts, which is expected to assist us to shape our business strategy and direction as well as work with us to establish our market approach. QCI is also pursuing US Government initiatives in quantum computing and AI, including grants and funding, that are fostering U.S. innovation in those domains.

The Company does not currently intend to be a hardware manufacturer. However, due to the cutting-edge nature of quantum computing and the high cost and limited availability of quantum computers, as well as limitations on the capabilities of existing quantum simulators, we may find it necessary over the next two years to develop our own quantum simulators upon which we can develop and test our quantum software products. If such development becomes necessary, our simulators are expected to emulate the characteristics and capabilities of a quantum computer such as superposition and quantum entanglement. Our plan is to license our software as a cloud based service, but we are not ruling out selling turn-key hardware systems that would incorporate and support our own quantum inspired computing solutions.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

The Company’s technical leadership intends to leverage industry expertise and innovative methods to develop quantum computer application solutions capable of solving increasingly complex problems in a more rapid and thorough manner.  The Company will initially focus on addressing computational problems in the financial services, and cybersecurity quantum-secure encryption markets, followed later by addressing problems in the AI and genetics marketplaces.

The Company’s fiscal year end is December 31.

Basis of Presentation:

The accompanying Balance Sheet as of December 31, 2018, has been prepared in accordance with U.S. GAAP. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2018, and the cash flows and results of operations for the twelve months then ended. Such adjustments consisted only of normal recurring items.. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2017 Annual Disclosure, filed with OTCMarkets.com, and it is suggested that these financial statements be read in conjunction therewith.

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

Cash and Cash Equivalents

The Company’s policy is to present bank balances under cash and cash equivalents, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment

Property and equipment is stated at cost or contributed value. Depreciation of furniture, software and equipment is calculated using the straight line method over their estimated useful lives, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is 5 years). The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

Note 2 – Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”). “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

	December 31,
	2018	2017
Net operating loss carry-forwards	$651,157	$61,250
Valuation allowance	(651,157)	(61,250)
Net deferred tax assets	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $651,157.

The Company experienced a change in control during the year and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the twelve-month periods ended December 31, 2018 and 2017, and has an accumulated deficit of $40,539,867 and $9,872,774 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

Note 5 – Subscription Receivable

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 9 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before December 31, 2018. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before June 30, 2019, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before June 30, 2019, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued.

Note 6 – Property and Equipment

	December 31,	December 31,
Classification	2018	2017
Hardware & Equipment	$7,014	$-
Software	0	-
Total cost of property and equipment	7,014	-
Accumulated depreciation	117	-
Property and equipment, net	$6,897	$-

The Company made Property and Equipment acquisitions of $677,014 during the twelve months ended December 31, 2018. As of December 31, 2018, the Company determined that some of the acquired property and equipment, consisting of a secure IT system, comprised of hardware and software purchased from a related party, had been impaired and wrote off the full amount of the $670,000 purchase price. The total impairment expense recognized by the Company in 2018 was $625,333, which was the entire net book value of the secure IT system, net of accumulated depreciation. Depreciation expense on the IT system recorded during the year was $44,667.

Note 7 – Convertible Promissory Notes

In March 2018 the Board authorized the Company to issue non-interest bearing convertible promissory notes at a conversion price of $0.10 per share to the Initial Investors and others and $500,000 of these convertible notes have been issued, for which only $225,000 has been received by the Company in cash.

On May 24, 2018 the Board authorized a private placement of convertible promissory notes in the aggregate amount up to $15,000,000 at a conversion price of $1.00 per share (the “Convertible Note Offering”).  The Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at any time prior to or at the Maturity Date, twelve months from the Issuance Date.  In connection with the $1.00 Convertible Note Offering, the Company has received funds of $3,495,500 as of December 31, 2018. The Board terminated the Convertible Note Offering in October, 2018.

In total, the Company has issued convertible promissory notes of principal value $3,995,500, for which the Company has received a total of $3,720,500 in funds.

The convertible promissory notes were issued at different times during the year, and the difference between the conversion prices of the notes and the fair market value of the Company’s common stock at the date of the investment, as measured by the closing price on the OTC Markets, was recorded as a Beneficial Conversion Feature interest expense.

Note 8 – Capital Stock:

On March 1, 2018 the Board authorized the Company to raise up to $500,000 of equity capital at price of $0.40 per share of common stock (the “Initial Raise”). In connection with the Initial Raise, the Company received subscriptions for $75,000, and issued shares of restricted common stock pursuant to the Subscription Agreements. On September 5, 2018 the Board formally concluded the Initial Raise and ceased accepting investments.

On April 13, 2018, The Company’s board of directors authorized a 1:200 reverse stock split on the shares of the Company’s common stock. Accordingly, all references to numbers of common shares and per-share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis. The Board and the majority stockholder also amended the Company’s Articles of Incorporation to increase the authorized capital of the company to 260,000,000 shares, consisting of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

In September 2018, the Company issued 4,800,000 shares of common stock to key management and technical personnel, pursuant their respective employment agreements which were entered into and effective March 1, 2018. The shares vest with the employees but are subject to a Company repurchase provision which will diminish over a three-year period starting March 1, 2018. If any of the management or technical personnel leave the company prior to February 28, 2021 the company can recover a portion of those shares.

The Company recognized stock based compensation expense of $24.1 million in connection with those grants of stock to key personnel, pursuant to ASC 718. In November 2018, two of the key management employees resigned from the Company and returned all of their stock grants to the Company, for a total of 4,000,000 shares. However, ASC 718 does not provide for a reduction to stock based compensation expense under these circumstances.

In October 2018 the Company converted $725,000 principal amount of Convertible Promissory Notes, plus $16,711 of accrued interest, into 1,510,377 shares of common stock. The Company also issued 130,000 shares of common stock to CNLT, LLC, pursuant to an anti-dilution provision associated with the shares held by CNLT.

In December 2018 the Company converted $100,000 principal amount of Initial Investor promissory notes, plus accrued interest of $2,422, into 1,002,422 shares of common stock.

Note 9 – Related Party Transactions

Convergent Risk Group, LLC

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors.”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for).    The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2019.    The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before June 30, 2019.   While the conversion of the Convertible Promissory Notes is mandatory at the maturity date, August 10, 2020, the election to convert is at the option of the Initial Investor. The Company has no obligation to repay the Initial Investors in cash.  However, the conversion of the Convertible Promissory Notes will result in dilution of other shareholders once the Initial Investors convert their notes into the Company’s common stock.

REMTC, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTC, Inc. (“REMTC”), an entity wholly owned by Richard Malinowski, who was the Company’s Chief Technology and Operations Officer at the time, to acquire the necessary hardware and software, configure and install the REMTC proprietary security system, known as “PASS.” The total cost of the PASS System was approximately $670,000 which the Company paid to REMTC. In November 2018, Mr. Richard Malinowski informed the Company of his decision to resign as Chief Technology and Operations Officer and the Board accepted his resignation and that of Mr. Thomas Kelly. The Company and REMTC have unwound the PASS agreement and the Company expects to receive approximately $670,000 back from Mr. Malinowski and REMTC. The Company determined that the PASS System was unusable and therefore impaired, and wrote off the remaining undepreciated value of the PASS system as of December 31, 2018

Note 10 – Subsequent Events:

In March 2019 the Company issued 25,000 shares of common stock to Lyons Capital, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Lyons Capital in December 2018

There are no other events of a subsequent nature that in management’s opinion are reportable.