Form 10-K/A
period 2018-12-31
Quantum Computing Inc.
filed 2019-04-26
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Quantum Computing Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the United States Securities and Exchange Commission on April 15, 2019, in its entirety and is being filed solely to add additional disclosure in response to comments received from the Staff of the United States Securities and Exchange Commission. Quantum Computing Inc. is not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Amendment is being filed voluntarily by Quantum Computing Inc. and may not be reviewed by the United States Securities and Exchange Commission.

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

History

Quantum Computing Inc. (“QCI” or the “Company”), was incorporated in the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. (“IBGH”) to better reflect its business operations at the time which was beverage distribution and product development. In 2013, IBGH ceased operations. On May 22, 2017, one of IBGH’s. shareholders, William Alessi (the “Plaintiff”), filed suit against the Company alleging “(1) fraud; and (2) breach of fiduciary duties of care, loyalty and good faith to the Corporation’s shareholders.”   Mr. Alessi’s complaint alleged that the officers and directors of IBGH had abandoned it and allowed the Company’s assets to be wasted, causing injury to the Company and its shareholders.   Mr. Alessi sought damages of $30,000 for each claim, plus reimbursement of filing costs of $1,000, and the appointment of a Receiver for the Company.

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

Initially, the Company is focused on two main development efforts. Our first market focus is the development of quantitative financial related products such as financial portfolio optimization. The financial services industry has used quantitative financial software applications for several decades with some success. However, those existing products are limited in their performance due to the lack of computing power to solve these classes of optimization problems. We are developing software to address two sets of financial problems in the short term. The first is Asset Allocation. Our target clients are the Asset Allocation departments of large fund managers, who would use the system to optimally allocate investable cash into the different asset classes that they manage. The calculation is based on the returns and covariances (risk) of the various classes, along with any constraints that are specified. The second development effort involves yield curve trades including steepeners and flatteners. On a regular basis Fund Managers have to solve a problem of choosing one, two or any combination of several Treasury, Corporate or Municipal bonds with different weights, positive (long) or negative (short) which requires choosing a static or a dynamic portfolio of stocks, bonds, commodities, currencies or any other assets which has high probability of being profitable in the future. To bring our first financial software product to market will require completion of what we believe will entail three steps – finalizing the programming and testing of the underlying asset allocation algorithms and calculations (estimated at $200,000), final design, programming and testing of the Graphic User Interface or GUI (estimated at $150,000), and a sales and marketing campaign, including publicity and hiring sales staff (estimated at $150,000).

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

Our Strategy

QCI plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company has assembled a team of experienced engineers in super computing technology and quantum mathematics, which will focus on both design and development of several quantum software applications that target solutions to problems including non-deterministic polynomial applications.

The Company has hired physicists, applied mathematicians (algorithm developers) and software developers to support the technical team in developing and designing quantum software applications.  Applied mathematicians develop the algorithms and algorithm/software developers design software solutions utilizing the algorithms provided to them by mathematicians. Software engineers test the algorithm code to ensure reliable and accurate performance of the software product.

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

Initial Products in Development

Financial Applications

QCI’s initial product currently in design is a financial Portfolio Optimizer. This software will evaluate the potential return, risks, market volatility and transaction costs of different portfolios to help financial advisors and investment managers decide on the optimal investment approach. The planned functionality of this product will include real-time optimized portfolio construction and rebalancing, scenario analysis and stress testing, and “efficient frontier” derivation (calculation of the theoretically optimal balance within a portfolio of the maximum possible return at a given level of risk). Other features such as real-time market and credit risk exposure calculation and machine learning can be added later in a modular fashion. This product is intended to assist asset managers and investment firms balance portfolios, assess the risks of different strategies and plan trades. One of the most significant developments in financial markets in the past several decades has been the introduction of computerized trading based on highly sophisticated algorithms that monitor streams of financial data (primarily the trading prices, ranges and volumes of different stocks, options, bonds and derivatives, and even some commodities, in multiple markets around the world), compute the optimal time and price at which to make a purchase or sale, and instructs the trading desk to execute the trade. Computerized trading is fast, highly accurate, unburdened by human emotion or delays, and nearly instantaneous. Computerized securities trading, known as “algorithmic trading” or “high frequency trading” now comprises the majority of security trades on most exchanges according to CNBC, and the latest financial algorithms enable computers to make decisions and implement trades in microseconds, faster than a person is capable of achieving. A well designed financial algorithm and trading system can provide investors, whether private or institutional, with a competitive advantage enabling them to earn sizable profits. Development of these algorithms has been on-going for the past two quarters and the expectation is that we will have two beta customers for our two financial algorithms in Q3 of 2019. Once client beta testing has been completed we will hire dedicated sales staff to expand into the financial sector in 2020.

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

As of April 24, 2019, there are 6,770,500 shares of Common Stock issuable upon conversion of our convertible notes.

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

As of April 24, 2019, our directors and executive officers collectively beneficially own approximately 55.31% of the shares of our common stock including the beneficial ownership of Mr. Liscouski and his affiliates of 12.44% of the shares of our common stock.

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

Market Information

Our Common Stock is quoted on the OTC Pink Current Information Marketplace under the symbol “QUBT”.

Holders of Record

As of April 24, 2019, there were approximately 872 holders of record of our Common Stock. The last reported sale price of our Common Stock on April 24, 2019 on the OTC Markets was $6.00 per share.

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

In September 2018 the Company issued a total of 4,800,000 shares of common stock to senior management and research and development executives as grants, pursuant to their respective employment agreements, which were effective March 1, 2018. The shares are restricted, and subject to a lockup agreement, and a three year recoupment provision whereby the shares are forfeited to the Company if the employee’s employment is terminated before the end of the third year of employment (February 28, 2021). The number of shares subject to recoupment declines over time. In November 2018 two senior managers resigned and to date 4,000,000 shares of these grants have been cancelled as of December 31, 2018. The return of the stock grants was treated as a forfeiture under ASC 718 and accordingly the Company reversed $20.16 million of the $24.2 million stock based compensation expense originally recorded, after the shares were returned to the Company and cancelled.

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

When we say “we,” “us,” “our,” “Company,” or “Quantum,” we mean Quantum Computing Inc.

Overview

At the present time, we are a development stage company with limited operations.  The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company is assembling a team of experts in super computing technology and quantum mathematics, which will focus on both design and development of several quantum software applications targeting solutions to problems including non-deterministic polynomial applications. During the twelve months ended December 31, 2018 the Company recruited a management and technical team to begin developing and designing the quantum software applications.  Much of the time during the twelve months ended December 31, 2018 was spent starting the Company’s business and operations. The Company is assembling a development team which will initially focus on addressing computational problems in the financial services, defense, heavy manufacturing, and computer security (cyber) market segments.  The Company’s development team includes world class mathematicians, high performance computer hardware designers, and software developers.

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

Operating Expenses

Operating expenses for the twelve months ended December 31, 2018 were $10,507,093 as compared with $175,000 for the comparable prior year period, an increase of $10,332,093, or 5,904%. The increase in operating expenses is due to the commencement of business operations in 2018, resulting in a $761,972 increase in salary expenses, a $96,360 increase in payroll taxes and benefits, a $331,228 increase in consulting fees, a $47,744 increase in travel costs, a $73,859 increase in legal and audit fees, a $4,182,014 increase in stock based compensation, a $4,082,807 increase in interest expense, a $625,333 increase in asset impairment charges, and a $175,000 increase in executive recruiting fees compared to the comparable prior year period.

Net Loss

Our net loss for the twelve months ended December 31, 2018 was $10,507,093 as compared with a net loss of $175,000 for the comparable prior year period, an increase of $10,332,093 or 5,904%. The increase in net loss is primarily due to the increase in operating expenses recorded in the current period compared to the comparable prior year period.

Professional Fees

Legal fees for the twelve months ended December 31, 2018 were $58,859. Audit fees for the twelve months ended December 31, 2018 were $15,000. No professional fees were incurred during the twelve months ended December 31, 2017.

Selling, General and Administrative Expenses

Operating expenses for the twelve months ended December 31, 2018 were $9,881,760 as compared with $1,500 for the comparable prior year period, an increase of $9,880,260. The increase in operating expenses is due to the commencement of business operations in 2018, resulting in a $761,972 increase in salary expenses, a $96,360 increase in payroll taxes and benefits, a $331,228 increase in consulting fees, a $47,744 increase in travel costs, a $73,859 increase in legal and audit fees, a $4,182,014 increase in stock based compensation, a $4,082,807 increase in interest expense, and a $175,000 increase in executive recruiting fees compared to the comparable prior year period.

Interest Expense

Interest expense of $87,307 was accrued on convertible promissory notes during the twelve months ended December 31, 2018, compared with $0 interest expense accrued during the comparable period in 2017. A total of $19,133 of accrued interest was converted to common stock during the three months ended December 31, 2018 when the holders of convertible promissory notes converted their Notes to stock. In addition, the Company accrued Beneficial Conversion Feature expense of $3,995,500 relating to the Convertible Promissory Note offering, which was also recorded as interest expense. As of December 31, 2018, the Company had accrued $68,174 of interest on the Convertible Promissory Notes.

Net Loss

Our net loss for the twelve months ended December 31, 2018 was $10,507,093 as compared with a net loss of $175,000 for the comparable prior year period, an increase of $10,332,093 or 5,904%. The increase in net loss is primarily due to the increase in operating expenses recorded in the current period compared to the comparable prior year period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $3,995,500 through private placements of Convertible Promissory Notes for a total of $4,070,500 in new investment. The Company has no bank loans or lines of credit, and no long term debt obligations. As of April 24, 2019 the Company had cash and equivalents of $1.18 Million on hand.

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

On January 30, 2019, the Board of Directors dismissed Thayer O’Neal Company, LLC (“Thayer”) as the Company’s independent registered public accounting firm, effective as of such date.

The audit reports of Thayer on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2017 and December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports for the years ended December 31, 2017 and December 31, 2016 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years ended December 31, 2017 and December 31, 2016 and during the subsequent interim period from January 1, 2018 through January 30, 2019, (i) there were no disagreements with Thayer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to Thayer’s satisfaction, would have caused Thayer to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 4, 2019, the Board of Directors engaged BF Borgers CPA PC (“BF”) as the Company’s independent registered public accounting firm for the year ending December 31, 2018.

During the two most recent fiscal years ended December 31, 2017 and December 31, 2016 and during the subsequent interim period from January 1, 2018 through February 4, 2019, neither the Company nor anyone on its behalf consulted BF regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

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

Name	Current Age	Position
Robert Liscouski	64	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Christopher Roberts	64	Chief Financial Officer, (Principal Financial Officer) (Principal Accounting Officer), Director
Bertrand Velge	58	Director
Justin Schreiber	35	Director

Robert Liscouski, President, Chief Executive Officer and Chairman of the Board

Mr. Liscouski, age 64, is the Chairman and CEO of Quantum Computing. Mr. Liscouski is CEO and Founder of Convergent Risk Group LLC and a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

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

Key Employee

Sergey Shuster, Quantitative Data Scientist and Systems Architect

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

Options and Stock Appreciation Rights

As of April 24, 2019, no options have been issued.

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

Mr. Shuster Employment Agreement

We entered into an employment agreement with Sergey Shuster, an employee of the Company, on February 28, 2018 (the “Shuster Employment Agreement”). Mr. Shuster is entitled to a monthly salary of $25,000. In connection with the Shuster Employment Agreement, Mr. Shuster also received 400,000 restricted shares of the Company’s common stock.

As a full-time employee of the Company, Mr. Shuster will be eligible to participate in the Company’s benefit programs.

The Shuster Employment Agreement may be terminated by either party upon thirty (30) days written notice. The Company may also terminate Mr. Shuster immediately if Mr. Shuster engages in serious misconduct or dishonesty.

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

The following table sets forth, as of April 24, 2019, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

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

Applicable percentage ownership is based on 4,749,161 shares of Common Stock outstanding as of April 24, 2019. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 24, 2019.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Robert Liscouski, Chief Executive Officer and Chairman (1)	612,500	12.44
Christopher Roberts, Chief Financial Officer (2)	325,000	6.6
Bertrand Velge (3)	1,774,888	31.28
Justin Schreiber (4)	258,001	4.99
All directors and officers as a group (4 persons)	2,970,389	55.31
5% or greater shareholders
Peter Schultz (5)	1,002,422	20.36
Sergey Shuster (6)	400,000	8.12
Total	4,372,811	83.79

*	Less than 1%

(1)	Includes 612,500 shares of common stock.

(2)	Includes 325,000 shares of common stock.

(3)	Includes 1,024,888 shares of common stock and 750,000 shares of common stock underlying convertible notes.

(4)	Mr. Schreiber has voting and investment control of the following shares: 1,000,000 shares of common stock underlying convertible notes which JOJ Holdings, LLC holds, however the convertible promissory notes are not exercisable to the extent that the shares of common stock issuable upon the exercise of the convertible notes would result in a beneficial ownership of Mr. Schreiber above 4.99% of the Company’s outstanding share amount. Mr. Schreiber is the President of JOJ Holdings, LLC and is the beneficial owner of these securities.

(5)	Includes 1,002,422 shares of common stock.

(6)	Includes 400,000 shares of common stock.

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

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
10.1**	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2**	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.3**	Sergey Shuster Employment Agreement dated February 28, 2018	10-12(g)	10.3	01/09/2019
10.4**	Richard Malinowski Employment Agreement dated July 23, 2018	10-12(g)	10.4	01/09/2019
10.5	Form of Subscription Agreement	10-12(g)	10.5	01/09/2019
10.6	Form of Subscription Agreement	10-12(g)	10.6	01/09/2019
10.7	Form of Subscription Agreement	10-12(g)	10.7	01/09/2019
16.1	Letter from Thayer O’Neal Company, LLC dated March 1, 2019 to the Securities and Exchange Commission.	8-K	16.1	03/01/2019
21.1	List of Subsidiaries	10-12(g)	21.1	01/09/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Furnished Herewith
**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2019	QUANTUM COMPUTING INC.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer	April 26, 2019
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer and Director	April 26, 2019
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Justin Schreiber	Director	April 26, 2019
Justin Schreiber

/s/ Bertrand Velge	Director	April 26, 2019
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

April 26, 2019

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

Houston, Texas

August 15, 2018

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	December 31,	December 31
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$1,767,080	$-
Prepaid Expenses	23,179	-
Fixed Assets (net of depreciation)	6,897	-
Total assets	$1,797,156	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$54,018	$1,500
Accrued Expenses	89,584	-
Convertible promissory notes – related party	100,000	-
Convertible promissory notes	3,070,500	-
Total liabilities	3,314,102	1,500

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 and 247,000,000 shares authorized; 4,724,161 and 943,735 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	472	94
Additional paid-in capital	10,935,029	9,871,180
APIC-Beneficial Conversion Feature in Equity	3,995,500
APIC-Stock Based Compensation	4,031,920
Subscription Receivable	(100,000)
Accumulated deficit	(20,379,867)	(9,872,774)
Total stockholders’ equity (deficit)	(1,516,946)	(1,500)
Total liabilities and stockholders’ equity (deficit)	$1,797,156	$-

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Audited)

	Twelve Months Ended
	December 31,
	2018	2017
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries	520,327	-
Consulting	322,278
Research & Development	250,640	-
Stock Based Compensation	4,182,014	-
Selling General & Administrative -Other	523,694	175,000
Operating expenses	5,798,953	175,000

Loss from Operations	(5,798,953)	(175,000)

Interest Expense – Promissory Notes	87,307
Interest Expense - Beneficial Conversion Feature	3,995,500
Asset Impairment Charge	625,333
Other income (expense)	(4,708,140)	-

Federal income tax expense	-	-

Net loss	$(10,507,093)	$(175,000)

Weighted average shares - basic and diluted	4,724,161	943,735
Loss per share - basic and diluted	$(2.22)	$(0.19)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Twelve Months Ended September 30, 2018

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2017	943,735	$94	$9,871,180	$(9,872,774)	$(1,500)

Issuance of shares for cash	2,980,426	298	1,063,849	-	1,064,147
Beneficial Conversion Feature				3,995,500	3,995,500
Subscription Receivable				(100,000)	(100,000)
Stock based compensation	800,000	80	4,031,920		4,032,000
Net loss	-	-	-	(10,507,093)	(10,507,093)
BALANCES, December 31, 2018	4,724,161	$472	$14,966,949	$(16,484,367)	$(1,516,946)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

(Audited)

	Twelve Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,507,093)	$(175,000)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(23,180)	-
Share Based Compensation	4,032,000	-
Depreciation	117	-
Accrued Expenses	89,584	-
Issuance of shares for legal settlement	-	173,500
Accounts payable	52,518	1,500
Beneficial Conversion Feature	3,995,500	-
CASH USED IN OPERATING ACTIVITIES	(2,360,554)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(7,014)	-
CASH USED IN INVESTING ACTIVITIES	(7,014)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Convertible Promissory Notes	3,070,500	-
Proceeds from stock issuance	1,064,148	-
CASH PROVIDED BY FINANCING ACTIVITIES	4,134,648	-

Net increase in cash	1,767,080	-

Cash, beginning of period	-	-

Cash, end of period	$1,767,080	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITES
Subscription receivable created from issuance of note payable	$100,000	$-

NON-CASH FINANCING ACTIVITES
Note payable issued in exchange for a Subscription receivable	100,000	-
Common stock issued for compensation	4,032,000	-
Convertible Promissory Notes issued as Compensation – related party	$175,000	$-

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

Business Strategy

The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company has assembled a team of experienced engineers in super computing technology and quantum mathematics, which will focus on design and development of several quantum software applications that target solutions to problems including non-deterministic polynomial applications.

The Company has hired physicists, applied mathematicians (algorithm developers) and software developers to support the technical team in developing and designing quantum software applications.  Applied mathematicians develop the algorithms and algorithm/software developers design software solutions utilizing the algorithms provided to them by mathematicians. Software engineers test the algorithm code to ensure reliable and accurate performance of the software product.

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

Basis of Presentation:

The accompanying Balance Sheet as of December 31, 2018, has been prepared in accordance with U.S. GAAP. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2018, and the cash flows and results of operations for the twelve months then ended. Such adjustments consisted only of normal recurring items. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2017 Annual Disclosure, filed with OTCMarkets.com, and it is suggested that these financial statements be read in conjunction therewith.

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

	December 31,
	2018	2017
Net operating loss carry-forwards	$651,191	$61,250
Valuation allowance	(651,191)	(61,250)
Net deferred tax assets	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $651,191.

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

The Company has earned no revenue from operations in the twelve-month periods ended December 31, 2018 and 2017, and has an accumulated deficit of $20,479,867 and $9,872,774 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

In September 2018, the Company issued 4,800,000 shares of common stock to key management and technical personnel, pursuant to their respective employment agreements which were entered into and effective March 1, 2018. The shares vest with the employees but are subject to a Company repurchase provision which will diminish over a three-year period starting March 1, 2018. If any of the management or technical personnel leave the company prior to February 28, 2021 the company can recover a portion of those shares.

The Company recognized stock based compensation expense of $24.2 million in connection with those grants of stock to key personnel, pursuant to ASC 718. In November 2018, two of the key management employees resigned from the Company and returned all of their stock grants to the Company, for a total of 4,000,000 shares. The return of the stock grants was treated as a forfeiture under ASC 718 and accordingly the Company reversed $20.16 million of the stock based compensation expense after the shares were returned to the Company and cancelled.

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

REMTC, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTC, Inc. (“REMTC”), an entity wholly owned by Richard Malinowski, who was the Company’s Chief Technology and Operations Officer at the time, to acquire the necessary hardware and software, configure and install the REMTC proprietary security system, known as “PASS.” The total cost of the PASS System was approximately $670,000 which the Company paid to REMTC. In November 2018, Mr. Richard Malinowski informed the Company of his decision to resign as Chief Technology and Operations Officer and the Board accepted his resignation and that of Mr. Thomas Kelly. The Company and REMTC have unwound the PASS agreement and the Company expects to receive approximately $670,000 back from Mr. Malinowski and REMTC. The Company determined that the PASS System was unusable and therefore impaired, and wrote off the remaining undepreciated value of the PASS system as of December 31, 2018. In March 2019 the Company commenced litigation in New Jersey state court against REMTC, Mr. Malinowski and Mr. Kelly to recover the cost of the PASS System.

Note 10 – Subsequent Events:

In March 2019 the Company issued 25,000 shares of common stock to Lyons Capital, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Lyons Capital in December 2018

There are no other events of a subsequent nature that in management’s opinion are reportable.