Form 10-K/A
period 2018-12-31
Quantum Computing Inc.
filed 2019-05-10
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated By Reference: None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A ( “Amendment No. 2”) amends Quantum Computing Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the United States Securities and Exchange Commission on April 15, 2019, and the Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the United States Securities and Exchange Commission on April 26, 2019 in its entirety and is being filed solely to add additional disclosure in response to comments received from the Staff of the United States Securities and Exchange Commission. Quantum Computing Inc. is not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Amendment is being filed voluntarily by Quantum Computing Inc. and may not be reviewed by the United States Securities and Exchange Commission.

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

As of May 9, 2019, there are 6,770,500 shares of Common Stock issuable upon conversion of our convertible notes.

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

As of May 9, 2019, our directors and executive officers collectively beneficially own approximately 55.31% of the shares of our common stock including the beneficial ownership of Mr. Liscouski and his affiliates of 12.44% of the shares of our common stock.

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

On March 14, 2019, we filed a complaint against REMTCS, Inc. (“REMTCS”), Mr. Richard Malinowski (“Malinowski”) and Mr. Thomas Kelly (“Kelly”), the latter two are a former employee and consultant, respectively, in the Superior Court of New Jersey, Monmouth County, alleging multiple breach of contract claims, unjust enrichment, breach of fiduciary duties, among other claims against pursuant to certain employment and consulting agreements between the parties, REMTCS, Malinowski and Kelly. The amount the Company seeks is in excess of $670,000. The Company believes it has strong grounds to win this lawsuit, but our attorneys estimate that it may take some time to be resolved. REMTCS, Malinowski and Kelly answered the Company’s complaint and denied the claims asserted. Additionally, REMTCS, Malinowski and Kelly requested that the Company specify the damages requested.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Pink Current Information Marketplace under the symbol “QUBT”.

Holders of Record

As of May 9, 2019, there were approximately 872 holders of record of our Common Stock. The last reported sale price of our Common Stock on May 9, 2019 on the OTC Markets was $5.85 per share.

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

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $3,995,500 through private placements of Convertible Promissory Notes for a total of $4,070,500 in new investment. The Company has no bank loans or lines of credit, and no long term debt obligations. As of May 9, 2019 the Company had cash and equivalents of $1.18 Million on hand.

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

2018 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Angela Collete	2018	0	0	0	0	0	0	0	0
(Receiver)	2017	0	0	0	0	0	0	0	0
	2016

Robert Liscouski	2018	300,000	0	504,000	0	0	0	0	804,000
Chief Executive	2017	—	—	—	—	—	—	—	—
Officer (PEO)	2016	—	—	—	—	—	—	—	—

Christopher Roberts	2018	165,763	0	1,512,000	0	0	0	0	1,677,763
Treasurer (PFO)	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—

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

Options and Stock Appreciation Rights

As of May 9, 2019, no options have been issued.

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

As a full-time employee of the Company, Mr. Shuster was eligible to participate in the Company’s benefit programs.

The Shuster Employment Agreement may be terminated by either party upon thirty (30) days written notice. The Company may also terminate Mr. Shuster immediately if Mr. Shuster engages in serious misconduct or dishonesty. We terminated Mr. Shuster as an employee effective May 3, 2019.

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

The following table sets forth, as of May 9, 2019, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

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

Applicable percentage ownership is based on 4,749,161 shares of Common Stock outstanding as of May 9, 2019. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of May 9, 2019.

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

REMTCS, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTCS, Inc. to acquire the necessary hardware and software, configure and install the REMTCS proprietary security system, known as “PASS.” REMTCS is wholly owned by Richard Malinowski, the Company’s former Chief Information and Operations Officer. The total cost of the PASS System was approximately $705,000. This PASS system is currently one of the subjects of the legal proceedings referenced in Item 3 of this Annual Report on Form 10-K.

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

Dated: May 10, 2019	QUANTUM COMPUTING INC.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer	May 10, 2019
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer and Director	May 10, 2019
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Justin Schreiber	Director	May 10, 2019
Justin Schreiber

/s/ Bertrand Velge	Director	May 10, 2019
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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Twelve Months Ended September 30, 2018

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2017	943,735	$94	$9,871,180	$(9,872,774)	$(1,500)

Issuance of shares for cash	2,980,426	298	1,063,849	-	1,064,147
Beneficial Conversion Feature			3,995,500		3,995,500
Subscription Receivable			(100,000)		(100,000)
Stock based compensation	800,000	80	4,031,920		4,032,000
Net loss	-	-	-	(10,507,093)	(10,507,093)
BALANCES, December 31, 2018	4,724,161	$472	$18,862,449	$(20,379,867)	$(1,516,946)

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

The Company has earned no revenue from operations in the twelve-month periods ended December 31, 2018 and 2017, and has an accumulated deficit of $20,379,867 and $9,872,774 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

In September 2018, the Company issued 4,800,000 shares of restricted common stock to key management and technical personnel, pursuant to their respective employment agreements which were entered into and executed in July 2018 and made effective March 1, 2018. The terms of the employee stock grants are spelled out in Restricted Stock Agreements and Lock Up Agreements (the “Stock Agreements”), which the Company entered into with each employee. The Stock Agreements specify that the stock grants are subject to restrictions spelled out in a restrictive legend, and that the grants vest in full upon the first date of employment.  However, if the employee terminates their employment prior to the third anniversary of his/her date of hire, the Company has a right to recoup a portion of the stock grant. Specifically, the Company can recoup two thirds of the stock grant until the second anniversary date, and one third of the stock grant between the second and third anniversary dates.   After the third anniversary date, the Company has no further recoupment rights. Thus, the requisite service period under ASC 718 is the three year period starting with the first date of employment. The employee is also subject to the Lock Up Agreement for three years from the date of employment. The Lock Up Agreement precludes the employee from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of the shares granted by the Company.   Because the restricted stock grants vested in full upon the Effective Date, in accordance with ASC 718 we determined that the full amount of the fair market value of the shares should be recognized as compensation expense as of the date of the grant, rather than recognizing the stock based compensation expense pro rata over the requisite service period.

The Company recognized stock based compensation expense of $24.2 million in connection with the grants of stock to key management and technical personnel, pursuant to ASC 718. The expense amount was calculated based on the closing price of the Company stock on the OTC Markets on the date the grants were executed. In November 2018, two of the key management employees resigned from the Company and returned all of their stock grants to the Company, for a total of 4,000,000 shares. The return of the stock grants was treated as a forfeiture under ASC 718 and accordingly the Company reversed $20.16 million of the stock based compensation expense after the shares were returned to the Company and cancelled.

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

REMTCS, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTCS, Inc. (“REMTCS”), an entity wholly owned by Richard Malinowski, who was the Company’s Chief Technology and Operations Officer at the time, to acquire the necessary hardware and software, configure and install the REMTC proprietary security system, known as “PASS.” The total cost of the PASS System was approximately $670,000 which the Company paid to REMTCS. In November 2018, Mr. Richard Malinowski informed the Company of his decision to resign as Chief Technology and Operations Officer and the Board accepted his resignation and that of Mr. Thomas Kelly. The Company and REMTCS have unwound the PASS agreement and the Company expects to receive approximately $670,000 back from Mr. Malinowski and REMTCS. The Company determined that the PASS System was unusable and therefore impaired, and wrote off the remaining undepreciated value of the PASS system as of December 31, 2018. In March 2019 the Company commenced litigation in New Jersey state court against REMTCS, Mr. Malinowski and Mr. Kelly to recover the cost of the PASS System.

Note 10 – Subsequent Events:

In March 2019 the Company issued 25,000 shares of common stock to Lyons Capital, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Lyons Capital in December 2018

There are no other events of a subsequent nature that in management’s opinion are reportable.