Form 10-Q
period 2019-03-31
Quantum Computing Inc.
filed 2019-05-14
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50302

QUANTUM COMPUTING INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4533053
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

215 Depot Court SE, Suite 215

Leesburg, VA 20175

(Address of principal executive offices)

(703) 436-2121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 10, 2019, there were 4,749,161 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

  QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	March 31,	December 31
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$1,332,735	$1,767,080
Prepaid Expenses	14,574	23,179
Lease right-of-use	622	-
Fixed Assets (net of depreciation)	6,546	6,897
Total assets	$1,354,477	$1,797,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$108,079	$54,018
Accrued Expenses	156,645	89,584
Lease Liability	622	-
Convertible promissory notes – related party	100,000	100,000
Convertible promissory notes	3,070,500	3,070,500
Total liabilities	3,435,846	3,314,102

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 4,749,161 and 4,724,161 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	475	472
Additional paid-in capital	10,935,029	10,935,029
APIC-Beneficial Conversion Feature in Equity	3,995,500	3,995,500
APIC-Stock Based Compensation	4,103,167	4,031,920
Subscription Receivable	(100,000)	(100,000
Accumulated deficit	(21,015,540)	(20,379,867)
Total stockholders’ equity (deficit)	(2,081,369)	(1,516,946)
Total liabilities and stockholders’ equity (deficit)	$1,354,477	$1,797,156

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries	115,646	60,000
Consulting	77,025	27,500
Research & Development	151,290	18,333
Stock Based Compensation	71,250	-
Selling General & Administrative -Other	167,927	193,015
Operating expenses	583,138	298,848

Loss from Operations	(583,138)	(298,848)
Interest Income – Money Market	2,875	-
Interest Expense – Promissory Notes	(55,410)	-
Interest Expense – Beneficial Conversion Feature	0	750,000
Asset Impairment Charge	-	-
Other income (expense)	(52,535)	(750,000)

Federal income tax expense	-	-

Net loss	$(635,673)	$(1,048,848)

Weighted average shares - basic and diluted	4,749,161	993,735
Loss per share - basic and diluted	$(0.13)	$(1.06)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2019

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2018	4,724,161	$472	$18,862,449	$(20,379,867)	$(1,516,946)

Issuance of shares for cash			-	-	-
Beneficial Conversion Feature			-	-	-
Subscription Receivable			-	-	-
Stock based compensation	25,000	3	71,247	-	71,250
Net loss	-	-	-	(635,673)	(635,673)
BALANCES, March 31, 2019	4,749,161	$475	$18,933,696	$(21,015,540)	$(2,081,369)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(635,673)	$(1,048,848)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	8,606	(688)
Loan from Officer	-	100
Depreciation	351	-
Accrued Expenses	67,061	-
Issuance of shares for legal settlement	-	175,000
Stock Based Compensation	71,250	-
Accounts payable	54,061	75,916
Beneficial Conversion Feature	-	750,000
CASH USED IN OPERATING ACTIVITIES	(434,344)	(48,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	-	-
CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Convertible Promissory Notes	-	475,000
Proceeds from stock issuance	-	20,000
CASH PROVIDED BY FINANCING ACTIVITIES	-	495,000

Net increase (decrease) in cash	(434,344)	446,480

Cash, beginning of period	1,767,080	-

Cash, end of period	$1,332,735	$446,480

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITES
Subscription receivable created from issuance of note payable	$-	$100,000

NON-CASH FINANCING ACTIVITES
Note payable issued in exchange for a Subscription receivable	-	100,000
Common stock issued for compensation	71,250	-
Convertible Promissory Notes issued as Compensation – related party	$-	$175,000

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

March 31, 2018

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization:

Quantum Computing Inc. (formerly known as Innovative Beverage Group Holdings, Inc.), a Delaware corporation (the “Company” or “QCI,” “we,” “us,” or “our”) was the surviving entity as the result of a merger between Ticketcart, Inc. and Innovative Beverage Group, Inc., both Nevada corporations. Innovative Beverage Group, Inc. was the surviving entity as the result of a merger between Kat-A-Tonic Distributing, Inc., a Texas corporation and United European Holdings, Ltd., a Nevada Corporation.

History

The Company, was incorporated in the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. to better reflect its business operations at the time which was beverage distribution and product development. In 2013, Innovative Beverage Group Holdings, Inc. ceased operations. On May 22, 2017, one of Innovative Beverage Group Holdings, Inc.’s. shareholders, a North Carolina resident (the “Plaintiff”), filed suit against the Company alleging “(1) fraud; and (2) breach of fiduciary duties of care, loyalty and good faith to the Corporation’s shareholders.”   The complaint alleged that the officers and directors of IBGH had abandoned it and allowed the Company’s assets to be wasted, causing injury to the Company and its shareholders.   Plaintiff sought damages of $30,000 for each claim, plus reimbursement of filing costs of $1,000, and the appointment of a Receiver for the Company.  On August 28, 2017, the North Carolina Court, Superior Court Division (the “North Carolina Court”), entered a default judgment for Plaintiff and appointed an exclusive Receiver (the “Receiver”) over the Company. On October 4, 2017 the Receiver filed Articles of Incorporation in North Carolina for Innovative Beverage Group Holdings, Inc., a wholly-owned subsidiary of the Company, (“IBGH North Carolina”). On October 26, 2017, Innovative Beverage Group, Inc. redomiciled to North Carolina.

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

(Unaudited)

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

(Unaudited)

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

Basis of Presentation:

The accompanying Balance Sheet as of March 31, 2019, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2019, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2018 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

Accounting Changes

Except for the changes discussed below, Quantum has consistently applied the accounting policies to all periods presented in these unaudited financial statements.

Adoption of ASC 842

On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases (“ASC 840”), which did not required the recognition of operating lease liabilities on the balance sheet, and is therefore not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2018 and March 31, 2019 we had no finance leases.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Unaudited)

The impact of the adoption of ASC 842 on the balance sheet at December 31, 2018 was:

	As Reported December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Revised Balance January 1, 2019
Other Current Assets	1,767,080		1,767,080
Operating Lease right-of-use assets	-	2,491	2,491
Total assets	1,797,156	2,491	1,799,647
Other current liabilities	3,314,102		3,314,102
Lease Liability-current	-	2,491	2,491
Long-term Liabilities	-	-	-
Total Liabilities and equity	1,797,156	2,491	1,799,647

We lease substantially all our office space used to conduct our business. We adopted ASC 842 effective January 1, 2019. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019 are accounted for under ASC 840 and were not reassessed.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2018 and March 31, 2019 we had no finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease, or if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For our real estate and other operating leases, we use our secured incremental borrowing rate. For our finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Unaudited)

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term.

Adoption of ASU 2018-02

On January 1, 2019, we adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which requires the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the reduction of the U.S. federal statutory income tax rate from 35% to 21%, effective January 1, 2018. ASU 2018-02 modifies ASC 740, Income Taxes (“ASC 740), which requires businesses to adjust the value of deferred tax assets and liabilities upon a change in the tax law. ASC 740 specifies that changes in tax assets and liabilities related to the tax rate change must be presented in earnings, even when the corresponding deferred taxes relate to items initially recognized in accumulated other comprehensive income such as pension adjustments, gains or losses on cash flow hedges, foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. The Company had no deferred tax assets or liabilities as of December 31, 2017, accordingly there were no stranded tax effects to reclassify and the adoption of ASU 2018-02 had no impact on the Company’s financial statements.

 Adoption of ASU 2018-07

On January 1, 2019, we adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payments to nonemployees for goods and services with the requirements for accounting for share-based payments to employees under ASC 718 Compensation - Stock Compensation. ASU 2018-07 provides that nonemployee share-based payments are measured at the grant date at the fair value of the equity instruments to be provided to the nonemployee when the goods or services have been delivered. Prior to ASU 2018-07 nonemployee share-based payments were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured.

We adopted ASU 2018-07 using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the implementation date for all nonemployee share-based payments that (1) have not been settled as of the adoption date and (2) nonemployee share-based payments for which a measurement date has not been established. We made no adjustment to retained earnings as a result of adopting ASU 2018-07.

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

Property and Equipment

Property and equipment is stated at cost or contributed value. Depreciation of furniture, software and equipment is calculated using the straight line method over their estimated useful lives, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Unaudited)

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

	March 31,
	2019	2018
Net operating loss carry-forwards	$797,941	$99,508
Valuation allowance	(797,941)	(99,508)
Net deferred tax assets	$-	$-

At March 31, 2019, the Company had net operating loss carry forwards of approximately $797,941.

The Company experienced a change in control during the 2018 calendar year and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the three-month periods ended March 31, 2019 and 2018, and has an accumulated deficit of $21,015,540 and $10,921,622 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

March 31, 2019

(Unaudited)

Note 5 – Subscription Receivable

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 9 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before June 30, 2019. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before June 30, 2019, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before June 30, 2019, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued.

Note 6 – Property and Equipment

	March 31,	December 31,
Classification	2019	2018
Hardware & Equipment	$7,014	$7,014
Software	0	0
Total cost of property and equipment	7,014	7,014
Accumulated depreciation	468	117
Property and equipment, net	$6,546	$6,897

The Company made Property and Equipment acquisitions of $0 during the three months ended March 31, 2019. The Company depreciates computer equipment over a period of five years.

Note 7 – Convertible Promissory Notes

In March 2018 the Board authorized the Company to issue non-interest bearing convertible promissory notes at a conversion price of $0.10 per share to the Initial Investors and others and $500,000 of these convertible notes have been issued, for which only $225,000 has been received by the Company in cash.

On May 24, 2018 the Board authorized a private placement of convertible promissory notes in the aggregate amount up to $15,000,000 at a conversion price of $1.00 per share (the “Convertible Note Offering”).  The Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at any time prior to or at the Maturity Date, twelve months from the Issuance Date.  In connection with the $1.00 Convertible Note Offering, the Company received funds of $3,495,500 as of December 31, 2018. The Board terminated the Convertible Note Offering in October, 2018.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

March 31, 2019

(Unaudited)

In September 2018, the Company issued 4,800,000 shares of restricted common stock to key management and technical personnel, pursuant to their respective employment agreements which were entered into and executed in July 2018 and made effective as of March 1, 2018, the date employment with the Company commenced. The terms of the employee stock grants are spelled out in Restricted Stock Agreements and Lock Up Agreements (the “Stock Agreements”), which the Company entered into with each employee.   The Stock Agreements specify that the stock grants are subject to restrictions spelled out in a restrictive legend, and that the grants vest in full upon the first date of employment.  However, if the employee terminates their employment prior to the third anniversary of his/her date of hire, the Company has a right to recoup a portion of the stock grant.  Specifically, the Company can recoup two thirds of the stock grant until the second anniversary date, and one third of the stock grant between the second and third anniversary dates.   After the third anniversary date, the Company has no further recoupment rights.   Thus, the requisite service period under ASC 718 is the three year period starting with the first date of employment.    The employee is also subject to the Lock Up Agreement for three years from the date of employment.   The Lock Up Agreement precludes the employee from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of the shares granted by the Company.   Because the restricted stock grants vested in full upon the Effective Date, in accordance with ASC 718 we determined that the full amount of the fair market value of the shares should be recognized as compensation expense as of the date of the grant, rather than recognizing the stock based compensation expense pro rata over the requisite service period.

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

In March 2019 the Company issued 25,000 shares of common stock to Lyons Capital, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Lyons Capital in December 2018.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

March 31, 2019

(Unaudited)

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

REMTC, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTC, Inc. (“REMTC”), an entity wholly owned by Richard Malinowski, who was the Company’s Chief Technology and Operations Officer at the time, to acquire the necessary hardware and software, configure and install the REMTC proprietary security system, known as “PASS.” The total cost of the PASS System was approximately $670,000 which the Company paid to REMTC. In November 2018, Mr. Richard Malinowski informed the Company of his decision to resign as Chief Technology and Operations Officer and the Board accepted his resignation and that of Mr. Thomas Kelly. The Company and REMTC have unwound the PASS agreement and the Company expects to receive approximately $670,000 back from Mr. Malinowski and REMTC. The Company determined that the PASS System was unusable and therefore impaired, and wrote off the remaining undepreciated value of the PASS system as of December 31, 2018. In March 2019 the Company commenced litigation in New Jersey State Court against REMTC, Mr. Malinowski and Mr. Kelly to recover the cost of the PASS System, among other fees.

 Note 10 – Reclassifications:

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Specifically, the Beneficial Conversion Feature expense relating to the offering of Convertible Promissory Notes in 2018 has been allocated to the periods in which the Promissory Notes were issued. These reclassifications had no effect on net earnings or cash flows as previously reported for calendar year 2018.

Note 11 – Subsequent Events:

There are no other events of a subsequent nature that in management’s opinion are reportable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

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

When we say “we,” “us,” “our,” “Company,” or “Quantum,” we mean Quantum Computing Inc.

Please see our Annual Form 10-K and Audited Financial Statements filed with SEC.GOV for the fiscal year ended December 31, 2018 for a complete description of our business and accounting practices.

Overview

At the present time, we are a development stage company with limited operations.  The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company is assembling a team of experts in super computing technology and quantum mathematics, which will focus on the design and development of several quantum software applications targeting solutions to non-deterministic polynomial applications. The Company’s development team has initially focused on addressing computational problems in the financial services, defense, heavy manufacturing, and computer security (cyber) market segments.  The Company’s development team includes world class mathematicians, physicists, and software developers.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the years ended December 31, 2018. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2019 vs. March 31, 2018

Revenues

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended March 31, 2019 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2019 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the three months ended March 31, 2019 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $583,139 as compared with $298,848 for the comparable prior year period, an increase of $284,291, or 95.1%. The increase in operating expenses is due to the full quarter of business operations in 2019 compared with a partial quarter of business operations in 2018, resulting in a $55,646 increase in salary and benefit expenses, a $49,525 increase in consulting expenses, a $132,957 increase in research and development expenses, a $74,875 increase in legal and audit fees, a $71,250 increase in stock based compensation, and a $175,000 decrease in executive recruiting fees compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended March 31, 2019 was $635,673 as compared with a net loss of $1,048,848 for the comparable prior year period, a decrease of $413,175 or 39.4%. The decrease in net loss is primarily due to the decrease of $750,000 in beneficial conversion feature expense which was incurred in connection with the offering of Convertible Promissory Notes in 2018 and the increase in accrued interest expense on the outstanding Convertible Promissory Notes of $55,410 recorded in the current period compared to the comparable prior year period.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the years ended December 31, 2018. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2019 or for fiscal 2018, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On March 14, 2019, we filed a complaint against REMTCS, Inc. (“REMTCS”), Mr. Richard Malinowski (“Malinowski”) and Mr. Thomas Kelly (“Kelly”), the latter two are a former employee and consultant, respectively, in the Superior Court of New Jersey, Monmouth County, alleging multiple breach of contract claims, unjust enrichment, breach of fiduciary duties, among other claims against pursuant to certain employment and consulting agreements between the parties, REMTCS, Malinowski and Kelly. The amount the Company seeks is in excess of $670,000. The Company believes it has strong grounds to win this lawsuit, but our attorneys estimate that it may take some time to be resolved. We agreed to allow the defendants an extension of time to file an answer to our complaint until May 2, 2019. REMTCS, Malinowski and Kelly responded and asked the Company to respond with the specific amount of damages it seeks.

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2018, filed with the SEC on April 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

In March 2019, the Company issued 25,000 restricted shares of common stock to Lyons Capital, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Lyons Capital, LLC in December 2018.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
10.1**	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2**	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.3**	Sergey Shuster Employment Agreement dated February 28, 2018	10-12(g)	10.3	01/09/2019
10.4**	Richard Malinowski Employment Agreement dated July 23, 2018	10-12(g)	10.4	01/09/2019
10.5	Form of Subscription Agreement	10-12(g)	10.5	01/09/2019
10.6	Form of Subscription Agreement	10-12(g)	10.6	01/09/2019
10.7	Form of Subscription Agreement	10-12(g)	10.7	01/09/2019
16.1	Letter from Thayer O’Neal Company, LLC dated March 1, 2019 to the Securities and Exchange Commission.	8-K	16.1	03/01/2019
21.1	List of Subsidiaries	10-12(g)	21.1	01/09/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: May 14, 2019	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer