Form 10-K/A
period 2018-12-31
Quantum Computing Inc.
filed 2019-06-07
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

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

Documents Incorporated By Reference: None.

Explanatory Note

This Amendment No. 3 on Form 10-K/A ( “Amendment No. 3”) amends Quantum Computing Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the United States Securities and Exchange Commission on April 15, 2019, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the United States Securities and Exchange Commission on April 26, 2019 (“Amendment No. 1”), and Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the United States Securities and Exchange Commission on May 10, 2019 in its entirety and is being filed solely to add additional disclosure in response to comments received from the Staff of the United States Securities and Exchange Commission. Quantum Computing Inc. is not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Amendment is being filed voluntarily by Quantum Computing Inc. and may not be reviewed by the United States Securities and Exchange Commission.

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

As of June 3, 2019, there are 6,770,500 shares of Common Stock issuable upon conversion of our convertible notes.

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

As of June 3, 2019, our directors and executive officers collectively beneficially own approximately 55.31% of the shares of our common stock including the beneficial ownership of Mr. Liscouski and his affiliates of 12.44% of the shares of our common stock.

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

Market Information

Our Common Stock is quoted on the OTC Pink Current Information Marketplace under the symbol “QUBT”.

Holders of Record

As of June 3, 2019, there were approximately 872 holders of record of our Common Stock. The last reported sale price of our Common Stock on May 30, 2019 on the OTC Markets was $5.00 per share.

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

The terms of the employee stock grants are spelled out in Restricted Stock Agreements and Lock Up Agreements (the “Stock Agreements”), which the Company entered into with each employee. The Stock Agreements specify that the stock grants are subject to restrictions spelled out in a restrictive legend, and that the grants vest in full upon the first date of employment.  In addition, the employee is also subject to the Lock Up Agreement for three years from the date of employment. The Lock Up Agreement precludes the employee from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of the shares granted by the Company. Because one hundred percent (100%) of the shares vest on the first day of employment, the employee has all of the rights of a shareholder including the ability to receive dividends and vote the shares. However, if the employee terminates their employment prior to the third anniversary of his/her date of hire, the Company has a right to recoup a portion of the stock grant. Specifically, the Company can recoup two thirds of the stock grant until the second anniversary date, and one third of the stock grant between the second and third anniversary dates. After the third anniversary date, the Company has no further recoupment rights.

To properly account for the compensation expense associated with the stock grants under ASC 718, we first analyzed whether there was a “requisite service period” associated with the stock grants. Because the shares vest immediately, we determined that there was no requisite service period, and the employees received taxable compensation as of the date of grant. We also examined whether there were conditions associated with the employee stock grants that would affect recording of compensation expense. We determined that the Company’s recoupment or “clawback” right constitutes a contingent feature of a stock grant such as a clawback feature that should be accounted for if, and when, the contingent event occurs, Moreover, while the company has a legal right to recoup shares under certain conditions, in practice there are a number of procedural hurdles we would have to overcome to actually get the shares back if the terminated employee does not voluntarily surrender the certificate, and there is no guarantee we would succeed. Therefore, because the restricted stock grants vested in full upon the Effective Date, and the clawback right is a contingent condition, in accordance with ASC 718 we determined that the full amount of the fair market value of the shares should be recognized as compensation expense as of the date of the grant, rather than recognizing the stock based compensation expense pro rata over the three year period of the contingent clawback feature.

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

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $3,995,500 through private placements of Convertible Promissory Notes for a total of $4,070,500 in new investment. The Company has no bank loans or lines of credit, and no long term debt obligations. As of May 29, 2019 the Company had cash and equivalents of $1.1 Million on hand.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2018, we did not have a class of securities registered under the Exchange Act and therefore our directors, executive officers, and any persons holding more than ten percent of our Common Stock were not required to comply with Section 16 of the Exchange Act.

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

Options and Stock Appreciation Rights

As of June 3, 2019, no options have been issued.

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

The following table sets forth, as of June 3, 2019, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

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

Applicable percentage ownership is based on 4,749,161 shares of Common Stock outstanding as of June 3, 2019. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of June 3, 2019.

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

Dated: June 7, 2019	QUANTUM COMPUTING INC.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer	June 7, 2019
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer and Director	June 7, 2019
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Justin Schreiber	Director	June 7, 2019
Justin Schreiber

/s/ Bertrand Velge	Director	June 7, 2019
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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Audited)

The terms of the employee stock grants are spelled out in Restricted Stock Agreements and Lock Up Agreements (the “Stock Agreements”), which the Company entered into with each employee. The Stock Agreements specify that the stock grants are subject to restrictions spelled out in a restrictive legend, and that the grants vest in full upon the first date of employment.  In addition, the employee is also subject to the Lock Up Agreement for three years from the date of employment. The Lock Up Agreement precludes the employee from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of the shares granted by the Company. Because one hundred percent (100%) of the shares vest on the first day of employment, the employee has all of the rights of a shareholder including the ability to receive dividends and vote the shares. However, if the employee terminates their employment prior to the third anniversary of his/her date of hire, the Company has a right to recoup a portion of the stock grant. Specifically, the Company can recoup two thirds of the stock grant until the second anniversary date, and one third of the stock grant between the second and third anniversary dates.   After the third anniversary date, the Company has no further recoupment rights.

To properly account for the compensation expense associated with the stock grants under ASC 718, we first analyzed whether there was a “requisite service period” associated with the stock grants. Because the shares vest immediately, we determined that there was no requisite service period, and the employees received taxable compensation as of the date of grant. We also examined whether there were conditions associated with the employee stock grants that would affect recording of compensation expense. We determined that the Company’s recoupment or “clawback” right constitutes a contingent feature of a stock grant such as a clawback feature that should be accounted for if, and when, the contingent event occurs, Moreover, while the company has a legal right to recoup shares under certain conditions, in practice there are a number of procedural hurdles we would have to overcome to actually get the shares back if the terminated employee does not voluntarily surrender the certificate, and there is no guarantee we would succeed. Therefore, because the restricted stock grants vested in full upon the Effective Date, and the clawback right is a contingent condition, in accordance with ASC 718 we determined that the full amount of the fair market value of the shares should be recognized as compensation expense as of the date of the grant, rather than recognizing the stock based compensation expense pro rata over the three year period of the contingent clawback feature.

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