Form 10-Q/A
period 2019-03-31
Quantum Computing Inc.
filed 2019-06-07
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the year ended March 31, 2019, initially filed with the Securities and Exchange Commission on May 14, 2019 (the “Original Filing”), is being filed solely to revise Part I, Item 1. in response to a comment received from the staff of the Securities and Exchange Commission’s Division of Corporation Finance on the Company’s Registration Statement on Form 10-12(g)/A. This Form 10-Q/A amends and restates in its entirety the Original Filing. Except as stated above, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

March 31, 2019

(Unaudited)

In September 2018, the Company issued 4,800,000 shares of restricted common stock to key management and technical personnel, pursuant to their respective employment agreements which were entered into and executed in July 2018 and made effective as of March 1, 2018, the date employment with the Company commenced. The Company recognized stock based compensation expense of $24.2 million in connection with the grants of stock to key management and technical personnel, pursuant to ASC 718. The expense amount was calculated based on the closing price of the Company stock on the OTC Markets on the date the grants were executed. In November 2018, two of the key management employees resigned from the Company and returned all of their stock grants to the Company, for a total of 4,000,000 shares. The return of the stock grants was treated as a forfeiture under ASC 718 and accordingly the Company reversed $20.16 million of the stock based compensation expense after the shares were returned to the Company and cancelled

The terms of the employee stock grants are spelled out in Restricted Stock Agreements and Lock Up Agreements (the “Stock Agreements”), which the Company entered into with each employee. The Stock Agreements specify that the stock grants are subject to restrictions spelled out in a restrictive legend, and that the grants vest in full upon the first date of employment.  In addition, the employee is also subject to the Lock Up Agreement for three years from the date of employment. The Lock Up Agreement precludes the employee from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of the shares granted by the Company. Because one hundred percent (100%) of the shares vest on the first day of employment, the employee has all of the rights of a shareholder including the ability to receive dividends and vote the shares. However, if the employee terminates their employment prior to the third anniversary of his/her date of hire, the Company has a right to recoup a portion of the stock grant. Specifically, the Company can recoup two thirds of the stock grant until the second anniversary date, and one third of the stock grant between the second and third anniversary dates. After the third anniversary date, the Company has no further recoupment rights.

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

QUANTUM COMPUTING INC.

Dated: June 7, 2019	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer