Form 10-Q
period 2019-06-30
Quantum Computing Inc.
filed 2019-08-02
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 2, 2019, there were 5,299,161 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	June 30,	December 31
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$807,144	$1,767,080
Prepaid Expenses	9,155	23,179
Lease right-of-use	-	-
Fixed Assets (net of depreciation)	6,196	6,897
Total assets	$822,495	$1,797,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$97,545	$54,018
Accrued Expenses	207,545	89,584
Lease Liability	-	-
Convertible promissory notes – related party	100,000	100,000
Convertible promissory notes	3,024,500	3,070,500
Total liabilities	3,429,590	3,314,102

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 5,299,161 and 4,724,161 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	530	472
Additional paid-in capital	10,955,009	10,935,029
APIC-Beneficial Conversion Feature in Equity	3,995,500	3,995,500
APIC-Stock Based Compensation	5,590,633	4,031,920
Subscription Receivable	(100,000)	(100,000
Accumulated deficit	(23,048,767)	(20,379,867)
Total stockholders’ equity (deficit)	(2,507,095)	(1,516,946)
Total liabilities and stockholders’ equity (deficit)	$822,495	$1,797,156

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Salaries	231,727	271,325	116,081	211,325
Consulting	173,963	129,120	86,938	101,620
Research & Development	296,448	77,721	145,158	59,388
Stock Based Compensation	1,558,750	-	1,487,500
Selling General & Administrative -Other	305,233	220,892	147,305	27,876
Operating expenses	2,566,121	699,058	1,982,982	400,209
Loss from Operations	(2,566,121)	(699,058)	(1,982,982)	(400,209
Interest Income – Money Market	7,044	-	4,169	-
Interest Expense – Promissory Notes	(109,823)	-	(54,413)	-
Interest Expense - Beneficial Conversion Feature	-	(1,225,000)	-	(475,000)
Asset Impairment Charge	-	-	-	-
Other income (expense)	(102,779)	(1,225,000)	(50,244)	(475,000)

Federal income tax expense	-	-	-	-

Net loss	$(2,668,900)	$(1,924,058)	$(2,033,226)	$(875,209)

Weighted average shares - basic and diluted	5,299,161	1,093,735	5,299,161	1,093,735
Loss per share - basic and diluted	$(0.50)	$(1.76)	$(0.38)	$(0.80)

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2018

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2017	$943,735	$94	$9,871,180	$(9,872,774)	$(1,500)

Issuance of shares for cash	50,000	5	19,995	-	20,000
Beneficial Conversion Feature	-	-	750,000	-	750,000
Subscription Receivable	-	-	(100,000)	-	(100,000)
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(1,048,848)	(1,048,848)
BALANCES, March 31, 2018	993,735	$99	$10,541,175	$(10,921,622)	$(380,348)

Issuance of shares for cash	100,000	10	39,990	-	40,000
Beneficial Conversion Feature	-	-	475,000	-	475,000
Subscription Receivable	-	-	-	-	-
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(875,210)	(875,210)
BALANCES, June 30, 2018	1,093,735	$109	$11,056,165	$(11,796,832)	$(740,558)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2019

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2018	4,724,161	$472	$18,862,449	$(20,379,867)	$(1,516,946)

Issuance of shares for cash	-	-	-	-	-
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Stock based compensation	25,000	3	71,247	-	71,250
Net loss	-	-	-	(635,673)	(635,673)
BALANCES, March 31, 2019	4,749,161	$475	$18,933,696	$(21,015,540)	$(2,081,369

Issuance of shares for cash	200,000	20	19,980	-	20,000
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Stock based compensation	350,000	35	1,487,465	-	1,487,500
Net loss	-	-	-	(2,033,227)	(2,033,227)
BALANCES, June 30, 2019	5,299,161	$530	$20,441,142	$(23,048,767)	$(2,607,096)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,668,900)	$(1,924,058)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(14,025)	(1,212)
Loan from Officer	-	100
Depreciation	701	-
Accrued Expenses	117,961	-
Issuance of shares for legal settlement	-	175,000
Stock Based Compensation	1,558,750	-
Accounts payable	43,527	40,969
Beneficial Conversion Feature	-	1,225,000
CASH USED IN OPERATING ACTIVITIES	(933,936)	(484,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	-	(220,000)
CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Convertible Promissory Notes	(26,000)	950,000
Proceeds from stock issuance	-	60,000
CASH PROVIDED BY FINANCING ACTIVITIES	-	1,010,000

Net increase (decrease) in cash	(959,936)	305,799

Cash, beginning of period	1,767,080	-

Cash, end of period	$ 807,144,	$305,799

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITES
Subscription receivable created from issuance of note payable	$-	$100,000

NON-CASH FINANCING ACTIVITES
Note payable issued in exchange for a Subscription receivable	-	100,000
Common stock issued for compensation	1,558,750	-
Convertible Promissory Notes issued as Compensation – related party	$-	$175,000

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

June 30, 2019

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

History

Quantum Computing Inc., was incorporated in the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. to better reflect its business operations at the time which was beverage distribution and product development. In 2013, Innovative Beverage Group Holdings, Inc. ceased operations. On May 22, 2017, one of Innovative Beverage Group Holdings, Inc.’s. shareholders, a North Carolina resident (the “Plaintiff”), filed suit against the Company alleging “(1) fraud; and (2) breach of fiduciary duties of care, loyalty and good faith to the Corporation’s shareholders.”   The complaint alleged that the officers and directors of Innovative Beverage Group Holdings, Inc. had abandoned it and allowed the Company’s assets to be wasted, causing injury to the Company and its shareholders. Plaintiff sought damages of $30,000 for each claim, plus reimbursement of filing costs of $1,000, and the appointment of a Receiver for the Company.  On August 28, 2017, the North Carolina Court, Superior Court Division (the “North Carolina Court”), entered a default judgment for Plaintiff and appointed an exclusive Receiver (the “Receiver”) over the Company. On October 4, 2017 the Receiver filed Articles of Incorporation in North Carolina for Innovative Beverage Group Holdings, Inc., a wholly-owned subsidiary of the Company, (“IBGH North Carolina”). On October 26, 2017, Innovative Beverage Group, Inc. redomiciled to North Carolina.

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

June 30, 2019

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

June 30, 2019

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

Basis of Presentation:

The accompanying Balance Sheet as of June 30, 2019, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2019, and the cash flows and results of operations for the six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2018 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

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

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2018 and June 30, 2019 we had no finance leases.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

June 30, 2019

(Unaudited)

The impact of the adoption of ADC 842 on the balance sheet at December 31, 2018 was:

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2018 and June 30, 2019 we had no finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The Company is currently leasing space on a month-to-month basis while we evaluate alternatives for expansion facilities. Accordingly, no right-or-use asset or lease liability are currently recognized.

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

June 30, 2019

(Unaudited)

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

June 30, 2019

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

	June 30,
	2019	2018
Net operating loss carry-forwards	$939,829	$183,552
Valuation allowance	(939,829)	(183,552)
Net deferred tax assets	$-	$-

At June 30, 2019, the Company had net operating loss carry forwards of approximately $939,829.

The Company experienced a change in control during the 2018 calendar year and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

Note 3 – Going Concern:

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the three-month periods ended June 30, 2019 and 2018, and has an accumulated deficit of $23,048,767 and $11,796,832 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

June 30, 2019

(Unaudited)

Note 5 – Subscription Receivable:

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 9 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before December 31, 2019. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before December 31, 2019, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before December 31, 2019, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued.

Note 6 – Property and Equipment:

	June 30,	December 31,
Classification	2019	2018
Hardware & Equipment	$7,014	$7,014
Software	0	0
Total cost of property and equipment	7,014	7,014
Accumulated depreciation	818	117
Property and equipment, net	$6,196	$6,897

The Company made Property and Equipment acquisitions of $0 during the six months ended June 30, 2019. The Company depreciates computer equipment over a period of five years.

Note 7 – Convertible Promissory Notes:

In March 2018 the Board authorized the Company to issue non-interest bearing convertible promissory notes at a conversion price of $0.10 per share to the Initial Investors and others and $500,000 of these convertible notes have been issued, for which only $225,000 has been received by the Company in cash.

On May 24, 2018, the Board authorized a private placement of convertible promissory notes in the aggregate amount up to $15,000,000 at a conversion price of $1.00 per share (the “Convertible Note Offering”).  The Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at any time prior to or at the Maturity Date, twelve months from the Issuance Date.  In connection with the $1.00 Convertible Note Offering, the Company received funds of $3,469,500 as of June 30, 2019. The Board terminated the Convertible Note Offering in October 2018.

In total, the Company has issued convertible promissory notes of principal value $3,969,500, for which the Company has received a total of $3,694,500 in funds.

The convertible promissory notes were issued at different times during the year, and the difference between the conversion prices of the notes and the fair market value of the Company’s common stock at the date of the investment, as measured by the closing price on the OTC Markets, was recorded as a Beneficial Conversion Feature interest expense.

In June 2019, the Company refunded $26,000 to a convertible promissory note investor. The accrued interest on that promissory note was written off by agreement with the investor.

Note 8 – Capital Stock:

On March 1, 2018, the Board authorized the Company to raise up to $500,000 of equity capital at a price of $0.40 per share of common stock (the “Initial Raise”). In connection with the Initial Raise, the Company received subscriptions for $75,000, and issued shares of restricted common stock pursuant to the Subscription Agreements. On September 5, 2018 the Board formally concluded the Initial Raise and ceased accepting investments.

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

June 30, 2019

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

In October 2018 the Company converted $725,000 principal amount of Convertible Promissory Notes, plus $16,711 of accrued interest, into 1,510,377 shares of common stock. The Company also issued 130,000 shares of common stock to CNLT, LLC, pursuant to the non-dilution covenant directed by the 2017 North Carolina court order. The shares were issued under Section 3(a)(10) of the Securities Act.

In December 2018 the Company converted $100,000 principal amount of Initial Investor promissory notes, plus accrued interest of $2,422, into 1,002,422 shares of common stock.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

June 30, 2019

(Unaudited)

In March 2019 the Company issued 25,000 shares of common stock to Lyons Capital, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Lyons Capital in December 2018.

In June 2019 the Company converted $20,000 principal amount of Initial Investor Convertible Promissory Notes into 200,000 shares of common stock. The Company also issued 350,000 shares of common stock to CNLT, LLC, pursuant to the non-dilution covenant directed by the 2017 North Carolina court order. The shares were issued under Section 3(a)(10) of the Securities Act.

Note 9 – Related Party Transactions:

Convergent Risk Group, LLC

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for promissory notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the Promissory Notes in the total amount of $275,000 and certain liabilities (the “Liabilities”, and together with the Promissory Notes the “Convergent Liabilities”). The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for). The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2019. The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before June 30, 2019. While the conversion of the Convertible Promissory Notes is mandatory at the maturity date, August 10, 2020, the election to convert is at the option of the Initial Investor. The Company has no obligation to repay the Initial Investors in cash. However, the conversion of the Convertible Promissory Notes will result in dilution of other shareholders once the Initial Investors convert their notes into the Company’s common stock.

REMTC, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTC, Inc. (“REMTC”), an entity wholly owned by Richard Malinowski, who was the Company’s Chief Technology and Operations Officer at the time, to acquire the necessary hardware and software, configure and install the REMTC proprietary security system, known as “PASS.” The total cost of the PASS System was approximately $670,000 which the Company paid to REMTC. In November 2018, Mr. Richard Malinowski informed the Company of his decision to resign as Chief Technology and Operations Officer and the Board accepted his resignation and that of Mr. Thomas Kelly. The Company and REMTC have unwound the PASS agreement and the Company expects to receive approximately $670,000 back from Mr. Malinowski and REMTC. The Company determined that the PASS System was unusable and therefore impaired, and wrote off the remaining undepreciated value of the PASS system as of December 31, 2018. In March 2019 the Company commenced litigation in New Jersey state court against REMTC, Mr. Malinowski and Mr. Kelly to recover the cost of the PASS System and other related costs.

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

When we say “we,” “us,” “our,” “Company,” or “Quantum,” we mean Quantum Computing Inc.

Please see our Annual Form 10-K and Audited Financial Statements filed with SEC.GOV for the fiscal year ended December 31, 2018, for a complete description of our business and accounting practices.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2018. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2019 vs. June 30,2018

Revenues

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended June 30, 2019 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale or sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2019 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the three months ended June 30, 2019 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were $1,982,982 as compared with $400,209 for the comparable prior year period, an increase of $1,582,773, or 395%. The increase in operating expenses is due to a $1,487,500 increase in stock based compensation expense, an $85,770 increase in research and development expenses a $34,695 increase in legal and audit fees, and a $119,480 increase in other SG&A expenses compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended June 30, 2019 was $2,033,226 as compared with a net loss of $875,209 for the comparable prior year period, an increase of $1,158,017 or 132%. The increase in net loss is primarily due to the $1,487,500 increase in stock based compensation expense, which was offset in part by a decrease of $475,000 in beneficial conversion feature expense that was incurred in connection with the offering of Convertible Promissory Notes in 2018 and the increase in accrued interest expense on the outstanding Convertible Promissory Notes of $54,413 recorded in the current period compared to the comparable prior year period.

Six Months Ended June 30, 2019 vs. June 30, 2018

Revenues

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the six months ended June 30, 2019 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale or offered services to any customers.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2019 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the six months ended June 30, 2019 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were $2,566,121 as compared with $699,058 for the comparable prior year period, an increase of $1,867,063, or 267%. The increase in operating expenses is due to a $1,558,750 increase in stock based compensation expenses, a $218,727 increase in research and development expenses, a $44,843 increase in consulting fees, a $10,615 increase in legal and audit fees compared to the comparable prior year period, and a $175,000 decrease in executive recruiting fees compared to the comparable prior year period.

Net Loss

Our net loss for the six months ended June 30, 2019 was $2,668,900 as compared with a net loss of $1,924,058 for the comparable prior year period, an increase of $744,842 or 39%. The increase in net loss is primarily due to the increase in operating expenses recorded in the current period compared to the comparable prior year period, as noted above, and the increase in accrued interest expense on the outstanding Convertible Promissory Notes of $102,779 in the current period, which was offset in part by a decrease of $1,225,000 in beneficial conversion feature expense that was incurred in connection with the offering of Convertible Promissory Notes in 2018.

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

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $3,969,500 through private placements of Convertible Promissory Notes for a total of $4,044,500 in new investment. The Company has no bank loans or lines of credit, and no long term debt obligations. As of July 31, 2019 the Company had cash and equivalents of $660 Thousand on hand.

Off Balance Sheet Arrangements

During the six months ended June 30, 2019 or for fiscal 2018, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

On March 13, 2019, Quantum Computing, Inc. (“Quantum”) filed a Complaint against REMTCS, Inc. (“REMTCS”), Richard Malinowski (“Malinowski”) and Thomas Kelly (“Kelly”).  REMTCS promotes itself as an expert in cyber-security.  Malinowski is the Founder and President of REMTCS.  Kelly is the General Manager and Head of Marketing and Communications of REMTCS.  On or about February 15, 2018, Quantum and Malinowski orally agreed that Quantum would employ Malinowski as Quantum’s Chief Technical and Operations Officer.  On the same day, Quantum and Kelly orally agreed that Kelly would provide financial and program management services in support of Malinowski and Quantum.  On or about March 1, 2018, Quantum and Kelly executed a written consulting agreement memorializing their prior oral agreement.  On or about July 23, 2018, Quantum and Malinowski executed a written employment contract memorializing their prior oral agreement.  On or about April 7, 2018, REMTCS – through Malinowski and Kelly – provided Quantum with a Proposal for the construction, manufacture, development and implementation of a cyber security system known as the PASS System.  Quantum accepted this proposal and thereby entered into a contract pertaining to the delivery of a cyber-security system.

The Complaint filed by Quantum includes causes of action for breach of contract, promissory estoppel and unjust enrichment pertaining to REMTCS’s failure to deliver a functioning cyber-security system and related failure to abide the terms of a settlement reached between Quantum and REMTCS.  The Complaint additionally includes causes of action of breach of contract and breach of fiduciary duty pertaining to Malinowski’s breach of his employment contract and of his fiduciary obligations as Quantum’s Chief Technical and Operations Officer.  The Complaint finally alleges that Kelly breached the consulting agreement entered into by and between Quantum and Kelly.

On May 30, 2019, Quantum filed a motion to enforce the above-referenced settlement agreement.  On or about July 26, 2019, the Court denied the motion, without prejudice, pending additional discovery.

The parties have agreed to schedule a settlement conference to include all parties as well as a representative of REMTCS’s insurance carrier.  That conference is yet to be scheduled.

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2018, filed with the SEC on June 7, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

In June 2019, the Company issued 350,000 unrestricted shares of common stock to CNLT, LLC, (“CNLT”) pursuant to the terms of a North Carolina Court-ordered anti-dilution provision tied to the stock originally acquired by CNLT in 2018.  The shares of stock were issued to CNLT pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

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

QUANTUM COMPUTING INC.

Dated: August 2, 2019	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer