Form 10-Q
period 2019-09-30
Quantum Computing Inc.
filed 2019-11-13
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 6, 2019, 2019, there were 7,362,046 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	September 30,	December 31
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$308,397	$1,767,080
Prepaid Expenses	7,377	23,179
Lease right-of-use	-	-
Fixed Assets (net of depreciation)	18,543	6,897
Total assets	$334,317	$1,797,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$161,893	$54,018
Accrued Expenses	103,555	89,584
Lease Liability	-	-
Convertible promissory notes – related party	100,000	100,000
Convertible promissory notes	1,009,000	3,070,500
Total liabilities	1,374,448	3,314,102

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 7,362,046 and 4,724,161 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	736	472
Additional paid-in capital	13,095,301	10,935,029
APIC-Beneficial Conversion Feature in Equity	3,995,500	3,995,500
APIC-Stock Based Compensation	4,246,794	4,031,920
Subscription Receivable	(100,000)	(100,000
Accumulated deficit	(22,278,462)	(20,379,867)
Total stockholders’ equity (deficit)	(1,040,131)	(1,516,946)
Total liabilities and stockholders’ equity (deficit)	$334,317	$1,797,156

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit			-	-
Salaries	352,380	523,456	120,653	242,133
Consulting	254,052	233,232	80,090	104,113
Research & Development	553,376	155,421	256,928	77,700
Stock Based Compensation	214,884	24,192,000	(1,343,866)	24,192,000
Selling General & Administrative -Other	407,269	323,994	102,036	103,099
Operating expenses	1,781,961	25,418,103	(784,159)	24,719,045
Loss from Operations	(1,781,961)	(25,418,103)	784,159	(24,719,045)
Interest Income – Money Market	8,522	-	1,479	-
Interest Expense – Promissory Notes	(125,157)	(30,684)	(15,333)	(30,684)
Interest Expense - Beneficial Conversion Feature	-	(3,481,000)	-	(2,256,000)
Asset Impairment Charge	-	-	-	-
Other income (expense)	(116,635)	(3,511,684)	(13,854)	(2,286,684)

Federal income tax expense	-	-	-	-

Net loss	$(1,898,596)	$(28,929,787)	$770,305	$(27,005,729)

Weighted average shares - basic and diluted	7,362,046	5,918,862	7,362,046	5,918,862
Loss per share - basic and diluted	$(0.26)	$(4.89)	$0.10	$(4.56)

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2019

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2018	4,724,161	$472	$18,862,449	$(20,379,867)	$(1,516,946)

Issuance of shares for cash	-	-	-	-	-
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Stock based compensation	25,000	3	71,247	-	71,250
Net loss	-	-	-	(635,673)	(635,673)
BALANCES, March 31, 2019	4,749,161	$475	$18,933,696	$(21,015,540)	$(2,081,369

Issuance of shares for cash	200,000	20	19,980	-	20,000
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Stock based compensation	350,000	35	1,487,465	-	1,487,500
Net loss	-	-	-	(2,033,227)	(2,033,227)
BALANCES, June 30, 2019	5,299,161	$530	$20,441,142	$(23,048,767)	$(2,607,096)

Issuance of shares for cash	2,239,525	233	2,140,293	-	2,140,526
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Stock based compensation	(266,640)	(27)	(1,343,839)	-	(1,343,866)
Net loss	-	-	-	770,305	770,305
BALANCES, September 30, 2019	7,362,046	$736	$21,237,595	$(22,278,462)	$(1,040,131)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2017	$943,735	$94	$9,871,180	$(9,872,774)	$(1,500)

Issuance of shares for cash	50,000	5	19,995	-	20,000
Beneficial Conversion Feature	-	-	750,000	-	750,000
Subscription Receivable	-	-	(100,000)	-	(100,000)
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(1,048,848)	(1,048,848)
BALANCES, March 31, 2018	993,735	$99	$10,541,175	$(10,921,622)	$(380,348)

Issuance of shares for cash	100,000	10	39,990	-	40,000
Beneficial Conversion Feature	-	-	475,000	-	475,000
Subscription Receivable	-	-	-	-	-
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(875,210)	(875,210)
BALANCES, June 30, 2018	1,093,735	$109	$11,056,165	$(11,796,832)	$(740,558)

Issuance of shares for cash	25,127	3	57,517	-	57,520
Beneficial Conversion Feature	-	-	2,256,000	-	2,256,000
Subscription Receivable	-	-	-	-	-
Stock based compensation	4,800,000	480	24,144,000	-	24,144,480
Net loss	-	-	-	(27,005,729)	(27,005,729)
BALANCES, September 30, 2018	5,918,862	$592	$37,513,682	$(38,802,561)	$(1,288,287)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,898,596)	$(28,929,787)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	15,804	(1,692)
Loan from Officer	-	100
Depreciation	1,431	11,167
Accrued Expenses	13,971	73,021
Stock Based Compensation	214,874	24,144,000
Accounts payable	107,875	70,376
Beneficial Conversion Feature	-	3,481,000
CASH USED IN OPERATING ACTIVITIES	(1,544,642)	(1,151,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(13,077)	(670,000)
CASH USED IN INVESTING ACTIVITIES	(13,077)	(670,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment/conversion) of Convertible Promissory Notes	(2,061,500)	3,481,000
Proceeds from stock issuance	2,160,536	118,000
Note Receivable	-	(100,000)
CASH PROVIDED BY FINANCING ACTIVITIES	99,036	3,499,000

Net increase (decrease) in cash	(1,458,683)	1,677,185

Cash, beginning of period	1,767,080	-

Cash, end of period	$308,397	$1,677,185

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITES
Subscription receivable created from issuance of note payable	$-	$100,000

NON-CASH FINANCING ACTIVITES
Note payable issued in exchange for a Subscription receivable	--	100,000
Common stock issued for compensation	(214,874)	24,144,000
Convertible Promissory Notes issued as Compensation – related party	$-	$175,000
Conversion of Convertible Promissory Notes to Common Stock	(2,035,500)

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

September 30, 2019

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

Business

The Company’s business focuses on quantum computing software development. The Company intends to develop heterogeneous software that can run on the platforms that are under development by the quantum computer hardware industry. The Company’s initial focus will be on the financial services sector. Other potential markets for quantum computing include cybersecurity, artificial intelligence (“AI”), machine learning, genetics and pharmaceuticals. The Company intends to be a leading provider of software that can run on multiple quantum platforms.

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

September 30, 2019

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

September 30, 2019

(Unaudited)

Basis of Presentation:

The accompanying Balance Sheet as of September 30, 2019, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2019, and the cash flows and results of operations for the nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2018 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

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

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2018 and September 30, 2019 we had no finance leases.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

September 30, 2019

(Unaudited)

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2018 and September 30, 2019 we had no finance leases.

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

September 30, 2019

(Unaudited)

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

September 30, 2019

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

	September 30,
	2019	2018
Net operating loss carry-forwards	$1,088,955	$310,755
Valuation allowance	(1,088,955)	(310,755)
Net deferred tax assets	$-	$-

At September 30, 2019, the Company had net operating loss carry forwards of approximately $1,088,955.

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

The Company has earned no revenue from operations in the three-month periods ended September 30, 2019 and 2018, and has an accumulated deficit of $22,278,462 and $38,802,561 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

September 30, 2019

(Unaudited)

Note 5 – Subscription Receivable

The Company assumed a promissory note from one of its initial investors made to Convergent Risk Group, LLC, a private entity owned by our Chief Executive Officer, Robert Liscouski, in the amount of $100,000, which is payable on or before December 31, 2019. The promissory note was issued in payment for another promissory note from Convergent and issued in favor of the initial investor, which has also been assumed by the Company in exchange for a convertible promissory note issued by the Company to the initial investor in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share.. If the promissory note is paid in full on or before December 31, 2019, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before December 31, 2019, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued.

Note 6 – Property and Equipment

	September 30,	December 31,
Classification	2019	2018
Hardware & Equipment	$20,091	$7,014
Software	0	0
Total cost of property and equipment	20,091	7,014
Accumulated depreciation	1,548	117
Property and equipment, net	$18,543	$6,897

The Company made Property and Equipment acquisitions of $13,077 during the nine months ended September 30, 2019. The Company depreciates computer equipment over a period of five years.

Note 7 – Convertible Promissory Notes

In March 2018 the Board authorized the Company to issue non-interest bearing convertible promissory notes (the “March Notes”) at a conversion price of $0.10 per share to the Initial Investors and others. The Company issued $500,000 of these convertible notes, for proceeds of $225,000 in cash.

On May 24, 2018 the Board authorized a private placement of convertible promissory notes (the “May Offering Notes” together with the March Notes, the “Notes”) in the aggregate amount of up to $15,000,000 at a conversion price of $1.00 per share (the “Convertible Note Offering”).  The Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at any time prior to or at twelve months from the issuance date (the “Maturity Date”).  In connection with the Convertible Note Offering, the Company received funds of $3,495,500. The Board terminated the Convertible Note Offering in October, 2018.

In total, the Company has issued Notes in the principal aggregate amount of $3,995,500, for which the Company has received a total of $3,720,500 in proceeds.

The Notes were issued at different times during the year, and the difference between the conversion prices of the Notes and the fair market value of the Company’s common stock at the date of the investment, as measured by the closing price on the OTC Markets, was recorded as a Beneficial Conversion Feature interest expense.

In June 2019, the Company refunded $26,000 to a Note investor. The accrued interest on that Note was written off by agreement with the investor.

In August 2019 the Company converted $1,994,500 principal amount of Convertible Promissory Notes convertible at $1.00 plus $124,997 of accrued interest into 2,119,525 restricted shares of common stock per the terms of the Convertible Note subscription agreements the Company entered into in 2018 with 59 accredited investors. Accrued interest on the Notes was rounded up to the next whole dollar so the Company did not issue fractional shares. Also in August, the Company converted $21,000 principal amount of Convertible Promissory Notes (non interest bearing) convertible at $0.10 into 210,000 shares of common stock.

Note 8 – Capital Stock:

On March 1, 2018 the board of directors (the “Board”) authorized the Company to raise up to $500,000 of equity capital at price of $0.40 per share of common stock (the “Initial Raise”). In connection with the Initial Raise, the Company received subscriptions for $75,000, and issued shares of restricted common stock pursuant to those certain Subscription Agreements. On September 5, 2018 the Board formally concluded the Initial Raise and ceased accepting investments.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

September 30, 2019

(Unaudited)

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

The terms of the employee stock grants are spelled out in Restricted Stock Agreements and Lock Up Agreements (the “Stock Agreements”), which the Company entered into with each employee. The Stock Agreements specify that the stock grants are subject to restrictions, and that the grants vest in full upon the first date of employment.  In addition, the employee is also subject to the Lock Up Agreement for three years from the date of employment. The Lock Up Agreement precludes the employee from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of the shares granted by the Company. Because one hundred percent (100%) of the shares vest on the first day of employment, the employee has all of the rights of a shareholder including the ability to receive dividends and vote the shares. However, if the employee terminates their employment prior to the third anniversary of his/her date of hire, the Company has a right to recoup a portion of the stock grant. Specifically, the Company can recoup two thirds of the stock grant until the second anniversary date, and one third of the stock grant between the second and third anniversary dates. After the third anniversary, the Company has no further recoupment rights.

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

In October 2018 the Company converted an aggregate principal amount of $725,000 of Notes, plus $16,711 of accrued interest, into 1,510,377 shares of common stock. The Company also issued 130,000 shares of common stock to CNLT, LLC, pursuant to a non-dilution covenant contained in a 2017 North Carolina court order. These shares were issued under Section 3(a)(10) of the Securities Act.

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

In June 2019 the Company converted $20,000 principal amount of Convertible Promissory Notes into 200,000 shares of common stock. The Company also issued 350,000 shares of common stock to CNLT, LLC, pursuant to a non-dilution covenant contained in a 2017 North Carolina court order. The shares were issued under Section 3(a)(10) of the Securities Act.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

September 30, 2019

(Unaudited)

In May 2019 the Company terminated an employee who had received a grant of 400,000 shares of restricted stock in September 2018 pursuant to an employment agreement. In August 2019 the Company exercised its rights under the Restricted Stock Agreement to recoup a portion of the original grant. The Company received back 266,640 shares of common stock from the former employee and the partial return of the stock grant was treated as a forfeiture under ASC 718 and accordingly the Company reversed $1,343,866 of the stock-based compensation expense previously recorded, after the shares were returned to the Company and cancelled. This is consistent with ASC 718 and the Company’s prior practice, as detailed above.

In August 2019 the Company converted $1,994,500 principal amount of Convertible Promissory Notes convertible at $1.00 plus $124,997 of accrued interest into 2,119,525 restricted shares of common stock per the terms of the Convertible Note subscription agreements the Company entered into in 2018 with 59 accredited investors. Accrued interest on the Notes was rounded up to the next whole dollar so the Company did not issue fractional shares. Also in August, the Company converted $21,000 principal amount of Convertible Promissory Notes (non interest bearing) convertible at $0.10 into 210,000 shares of common stock.

Note 9 – Related Party Transactions

Convergent Risk Group, LLC

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors.”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for).    The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2019.    The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before December 31, 2019.   While the conversion of the Convertible Promissory Notes is mandatory at the maturity date, August 10, 2020, the election to convert is at the option of the Initial Investor. The Company has no obligation to repay the Initial Investors in cash.  However, the conversion of the Convertible Promissory Notes will result in dilution of other shareholders once the Initial Investors convert their notes into the Company’s common stock.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

September 30, 2019

(Unaudited)

Note 11 – Subsequent Events:

In October 2019 the Company entered into a Securities Purchase Agreement (the “SPA”), dated October 14, 2019 and effective October 16, 2019 (the “Issuance Date”), by and between the Company and Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which Auctus purchased from the Company, for a purchase price of $500,000 (the “Purchase Price”): (i) a Convertible Promissory Note in the principal amount of $500,000.00 (the “Auctus Note”); (ii) a common stock purchase warrant permitting Auctus to purchase up to 500,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $2.75 per share (the “First Warrant”); (iii) a common stock purchase warrant permitting Auctus to purchase up to 350,000 shares of the Company’s Common Stock at an exercise price of $3.75 per share (the “Second Warrant”); and (iv) a common stock purchase warrant permitting Auctus to purchase up to 275,000 shares of the Company’s Common Stock at an exercise price of $4.75 per share (the “Third Warrant” and together with the First Warrant and the Second Warrant, the “Warrants”, and together with the Note, the “Securities”).

The Auctus Note accrues interest at a rate of ten percent (10%) per annum and matures on October 14, 2020 (the “Maturity Date”). If the Company prepays the Auctus Note, the Company shall pay all of the principal and interest, together with a prepayment penalty ranging from 125% to 150% depending upon the date of such prepayment. The Auctus Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, all outstanding obligations owing under the Auctus Note will become immediately due and payable in cash or Common Stock at Auctus’ election. Any outstanding obligations owing under the Auctus Note which is not paid when due shall bear interest at the rate of twenty four percent (24%) per annum.

The Auctus Note is convertible into shares of the Company’s Common Stock, subject to the adjustments described therein. The conversion price (the “Conversion Price”) shall equal the lesser of: (i) $1.50, and (ii) 50% multiplied by the lowest trading price for the Common Stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date (representing a discount rate of 50%). Notwithstanding anything contained in the Auctus Note to the contrary, prior to the occurrence of an Event of Default, the Conversion Price shall not be less than $1.50 per share (the “Floor Price”). The Floor Price is subject to adjustment at the six (6) and nine (9) month anniversary of the Issuance Date. In the event that the Floor Price as of such dates is less than 70% multiplied by the volume weighted average price (VWAP) of the Common Stock during the five (5) trading day period immediately prior to such dates, the Floor Price is adjusted to such lesser amount.

Under the terms of the SPA, subject to certain conditions, upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) registering all of the shares of Common Stock underlying the Auctus Note and the Warrants, Auctus agreed to provide the Company with an additional investment of up to $1,000,000 through the issuance of an additional note or notes, as applicable (the “Additional Notes” together with the Note, the “Notes”).

In connection with the SPA, the Company entered into a Registration Rights Agreement (the “RRA”) pursuant to which it shall (i) use its best efforts to file with the Commission the Registration Statement within ninety (90) days of the Issuance Date; and (ii) have the Registration Statement declared effective by the Commission within one hundred fifty (150) days of the Issuance Date.

The Auctus Notes and Warrants were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) and/or Regulation D of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since the investor agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

Overview

At the present time, we are a development stage company with limited operations.  The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company is assembling a team of experts in super computing technology and quantum mathematics, which will focus on the design and development of several quantum software applications targeting solutions to non-deterministic polynomial applications. The Company’s development team has initially focused on addressing computational problems in the financial services and computer security (cyber) market segments.  The Company’s development team includes world class mathematicians, physicists, and software developers.

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

Results of Operations

Three Months Ended September 30, 2019 vs. September 30,2018

Revenues

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended September 30, 2019 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2019 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the three months ended September 30, 2019 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were ($784,159) as compared with $24,719,045 for the comparable prior year period, a decrease of $25,503,204. The decrease in operating expenses is due to a $25,535,866 decrease in stock based compensation expense, a $121,480 decrease in salaries and wages, a $24,023 decrease in consulting expenses, an $179,228 increase in research and development expenses a $12,784 decrease in legal and audit fees, and a $11,721 increase in other SG&A expenses compared to the comparable prior year period.

Net Income (Loss)

Our net income for the three months ended September 30, 2019 was $770,305 as compared with a net loss of $27,005,729 for the comparable prior year period, an increase of $27,776,034. The increase in net income is primarily due to a $25,535,866 decrease in stock based compensation expense, and a decrease of $2,981,000 in beneficial conversion feature expense that was incurred in connection with the offering of Convertible Promissory Notes in 2018 and the reversal of $1,343,866 of stock based compensation expense in the current period relating to the partial surrender of an employee stock grant made in 2018 and the implementation of a clawback provision in the employee stock grant, compared to the comparable prior year period.

Nine Months Ended September 30, 2019 vs. September 30, 2018

Revenues

	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the nine months ended September 30, 2019 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or offered services to any customers.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2019 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the nine months ended September 30, 2019 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were $1,781,961 as compared with $25,418,103 for the comparable prior year period, a decrease of $23,636,142. The decrease in operating expenses is due to a $23,977,116 decrease in stock based compensation expenses, a $397,955 increase in research and development expenses, a $20,820 increase in consulting fees, a $96,786 increase in legal and audit fees compared to the comparable prior year period, and a $13,511 decrease in SG&A expenses compared to the comparable prior year period.

Net Loss

Our net loss for the nine months ended September 30, 2019 was $1,898,596 as compared with a net loss of $28,929,787 for the comparable prior year period, a decrease of $27,031,192. The decrease in net loss is primarily due to the decrease in operating expenses recorded in the current period compared to the comparable prior year period, as noted above, and the increase in accrued interest expense on the outstanding Convertible Promissory Notes of $94,473 in the current period compared with the comparable prior year period, which was offset by a decrease of $3,481,000 in beneficial conversion feature expense that was incurred in connection with the offering of Convertible Promissory Notes in 2018.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $3,969,500 through private placements of Convertible Promissory Notes for a total of $4,544,500 in new investment. The Company has no bank loans or lines of credit, and no long term debt obligations. As of November 6, 2019 the Company had cash and equivalents of $519,216 on hand.

The following table summarizes total current assets, liabilities and working capital at September 30, 2019, compared to December 31, 2018:

	September 30, 2019	December 31, 2018	Increase/ (Decrease)
Current Assets	$315,774	$1,790,259	$(1,474,485)
Current Liabilities	$265,448	$143,602	$121,846
Working Capital (Deficit)	$50,326	$1,646,657	$(1,596,331)

At September 30, 2019, we had working capital of $50,326 as compared to working capital of $1,646,657 at December 31, 2018, a decrease of $1,596,331. The change in working capital is primarily attributable to the use of cash in operations of the Company, including product development, sales and general and administrative expenses.

Net Cash

Net cash used in operating activities for the three months ended September 30, 2019 and 2018 was $610,668 and $492,614, respectively. The net loss for the nine months ended June 30, 2019 and 2018, was $(1,898,596) and $(28,929,787), respectively.

Going Concern Analysis

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the three-month periods ended September 30, 2019 and 2018, and has an accumulated deficit of $22,278,462 and $38,802,561 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2019 or for fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

The parties have scheduled a settlement conference to include all parties as well as a representative of REMTCS’s insurance carrier.  That conference is scheduled to take place in November 2019.

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

In August 2019 the Company converted $1,994,500 principal amount of Convertible Promissory Notes convertible at $1.00 plus $124,997 of accrued interest into 2,119,525 restricted shares of common stock per the terms of the Convertible Note subscription agreements the Company entered into in 2018 with 59 accredited investors. Accrued interest on the Notes was rounded up to the next whole dollar so the Company did not issue fractional shares. Also in August, the Company converted $21,000 principal amount of Convertible Promissory Notes (non interest bearing) convertible at $0.10 into 210,000 shares of common stock.

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

QUANTUM COMPUTING INC.

Dated: November 12, 2019	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer