Form 10-K
period 2019-12-31
Quantum Computing Inc.
filed 2020-03-27
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2019

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to __________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $8,607,862 based on the closing price of $4.45 per share of Quantum Computing, Inc. common stock as quoted on the OTC Marketplace on that date.

As of March 27, 2020, there were 7,764,046 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

N/A.

i

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” “QCI” and “QUBT,” refer to Quantum Computing, Inc., a Delaware corporation, and unless the context indicates otherwise, also includes our wholly-owned subsidiary.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS.

History

The Company was incorporated in the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. (“IBGH”) to better reflect its business operations at the time which was beverage distribution and product development. In 2013, IBGH ceased operations. On May 22, 2017, one of IBGH’s shareholders, William Alessi (the “Plaintiff”), filed suit against the Company alleging “(1) fraud; and (2) breach of fiduciary duties of care, loyalty and good faith to the Corporation’s shareholders.”   Mr. Alessi’s complaint alleged that the officers and directors of IBGH had abandoned it and allowed the Company’s assets to be wasted, causing injury to the Company and its shareholders.   Mr. Alessi sought damages of $30,000 for each claim, plus reimbursement of filing costs of $1,000, and the appointment of a Receiver for the Company.

On August 28, 2017, the North Carolina Court, Superior Court Division (the “North Carolina Court”), entered a default judgment for Plaintiff and appointed an exclusive Receiver (the “Receiver”) over the Company. The default judgment provided that Innovative Beverage Group Holdings, Inc. was (i) to issue to the Plaintiff 18,500,000 shares of free-trading stock without registration under Section 3(a)(10) of the Securities Act of 1933, as amended, (ii) issue 100,000,000 shares of stock to Innovative Beverage Group Holdings, Inc.’s treasury, and (iii) that the receivership be terminated upon any change of control, and that any and all claims against Innovative Beverage Group Holdings, Inc. that were not submitted to the Receiver as of September 16, 2017, were disallowed. On October 4, 2017 the Receiver filed Articles of Incorporation in North Carolina for Innovative Beverage Group Holdings, Inc., a wholly-owned subsidiary of the Company, (“IBGH North Carolina”). On October 26, 2017, Innovative Beverage Group, Inc. redomiciled to North Carolina.

On January 22, 2018, while the Company was in receivership, the Company (acting through the court-appointed receiver in her capacity as CEO and sole Director of the Company) sold 500,000 shares (the “CRG Shares”) of its common stock to Convergent Risk Group (“CRG”), an entity owned and operated by the Company’s Chief Executive Officer, Robert Liscouski, for $155,000. On February 21, 2018, by written consent of the majority shareholder (Convergent Risk), Mr. Robert Liscouski (the Chief Executive Officer of Convergent Risk) and Mr. Christopher Roberts were elected as members of the Company’s Board of Directors. Mr. Liscouski was simultaneously elected as Chairman of the Board. The majority shareholder also directed the Company to take the necessary action to change its domicile from North Carolina to Delaware and change its name to Quantum Computing Inc. On February 21, 2018 the Company filed Articles of Conversion in North Carolina to convert the Company to a Delaware corporation with the name changed to Quantum Computing Inc. On February 22, 2018 the Company filed a Certificate of Conversion in Delaware to convert to a Delaware corporation with the name changed to Quantum Computing Inc. and re-domiciled to the state of Delaware on February 23, 2018.

Our Company

The Company has chosen to focus on quantum computing because the computer industry is approaching some fundamental physical limitations on the ability of conventional computers, using silicon-based semiconductor chips to offer continual performance improvements for the indefinite future and we believe there is significant business opportunity in the quantum computing industry. For the past 45 years or so, silicon-based computer chip manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently the computer chip industry has found it increasingly difficult to offer faster, more powerful processors. Quantum computing is believed to be a potential solution to the hard limits now being approached by conventional silicon-based computers. The date of practical relevance of quantum computers is hard to determine. We believe it could be as soon as 2021, but a more conservative estimate is that quantum computers with gradually increasing performance capability will be introduced by multiple vendors over the course of the next decade.

The Company is developing “quantum ready” software applications and solutions for companies that want to leverage the promise of quantum computing. We believe the quantum computer holds the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over classical computing, the software tools and applications to accelerate real-world problems must be developed to deliver quantum computing’s full promise. We specialize in quantum computer-ready software application, analytics, and tools, with a mission to deliver differentiated performance using non-quantum processors in the near-term.

We are leveraging our collective expertise in finance, computing, mathematics and physics to develop a suite of quantum software applications that may enable global industries to utilize quantum computers, quantum annealers and digital simulators to improve their processes, profitability, and security. We primarily focus on the quadratic unconstrained binary optimization (QUBO) formulation, which is equivalent to the Ising model implemented by hardware annealers, both non-quantum from Fujitsu and others and quantum from D-Wave Systems, and also mappable to gate-model quantum processors. We are building a software stack that maps and optimizes problems in the QUBO form and then solves them powerfully on cloud-based processors. Our software is designed to be capable of running on both classical computers and on annealers such as D-Wave’s quantum processor. We are also building applications and analytics that deliver the power of our software stack to high-value discrete optimization problems posed by financial, bio/pharma, and cybersecurity analysts. The advantages our software delivers can be faster time-to-solution to the same results, more-optimal solutions, or multiple solutions.

Our Strategy and Market Opportunities

The Company has adopted a “two-division” development strategy for quantum computing applications:

-	Software Applications to solve high value compute-intensive problems, and
-	Software Stack that enables the Software Applications to run on a variety of Quantum Annealers and Gate Model Quantum Computers.

The Company intends to be a leading provider of software that run on quantum computers. We are focused on being an enabler – creating software that will realize the advantages of advanced computing hardware for clients aiming to be “Quantum Ready”. Our initial focus for our Software Application division is the financial services sector. We expect other potential markets for quantum computing applications include industries in the field of pharmaceuticals, healthcare, logistics, and cybersecurity.

The Company has hired physicists, applied mathematicians (algorithm developers) and software developers as part of the technical team developing and designing quantum-ready software applications.  Company developers devise the applied math algorithms, design software solutions implementing the algorithms and then test the code to ensure reliable and accurate performance of the software product.

In addition, the Company has formed an advisory board consisting of leading industry experts from well-known institutions from the financial services industry and leading financial institutions, medical research field, cybersecurity and US government agencies to serve as technical advisors to the Company. We are also pursuing U.S. Government initiatives in quantum computing and AI, including grants and funding, that are fostering U.S. innovation in those domains.

The Company does not currently intend to be a quantum hardware manufacturer. However, we expect to use quantum computers from hardware vendors and possibly their quantum simulators to prepare our applications for quantum execution. Our plan is to license our software as a cloud based service, but we are not ruling out selling turn-key hardware systems that would incorporate and support our own quantum inspired computing solutions.

Products and Products in Development

Quantum Asset Allocator: We have released our first commercial product for the FinTech, or Financial Technology, market, the Quantum Asset Allocator (QAA). The target market for QAA is financial institutions who are currently addressing asset allocation problems but are looking for better tools with which to optimize portfolio performance. QAA is available both as a cloud-based software service and as an on-premises software-plus-hardware system. Both implementations are designed to quickly return optimal or near-optimal interactive solutions and analyses of financial asset allocation problems. The finance industry has used quantitative finance software applications for several decades. However, existing products have been limited in their performance due to the lack of computing power needed to solve the relevant classes of optimization problems.

“Mukai” quantum application development platform: The Company recently released its “Mukai” quantum application development platform. Mukai can be used to solve extremely complex optimization problems, which are at the heart of some of the most difficult computing challenges in industry and government. Its software stack enables developers to create and execute quantum-ready applications on classic computers, while being ready to run on quantum computers when those systems can achieve performance advantagesMukai uses highly-optimized parallel code, and is currently centered on the quadratic unconstrained binary optimization (QUBO) formulation well known to quantum annealing users. QUBO is a pattern matching technique, also commonly used for machine learning applications. Mukai is available today running on QCI’s scalable, classical cloud infrastructure and is being marketed and sold either as a licensed service for an enterprise or users can purchase access in blocks of time. The Company has already demonstrated superior performance against established computational benchmarks for some applications built on Mukai and running on classical computers.

The Company is currently working on software products to address, community detection (analysis for pharmaceutical applications and epidemiology), optimization of job shop scheduling, logistics, and dynamic route optimization for transportation systems. The Company is continuing to seek out difficult problems for which our technology may provide improvement over existing solutions.

Financial Application

The Company is currently focused on a number of software application development efforts relating to finance,. We are working with early users of our QAA product, to find related problems that are large and complex enough to benefit from quantum acceleration. The finance industry has used quantitative finance software applications for several decades. However, existing software applications have been limited in their performance due to the lack of computing power needed to solve the relevant classes of optimization problems.

We are continuing to develop software to address two classes of financial optimization problems: Asset allocation and Yield Curve Trades. For asset allocation, our target clients are the asset allocation departments of large funds, who we envision using our application to improve their allocation of capital into various asset classes.

Development of these algorithms has been on-going for the past three quarters and we have been working with beta clients for our financial application since August of 2019. Once client beta testing is completed we plan to hire sales staff to begin commercial sales and marketing anticipated to begin in the third or fourth quarter of 2020.

Applications Beyond FinTech

Our longer-term software development plan targets the optimization problems known as NP-complete problems, which are a class of mathematical problems that can in principle be solved by conventional computers but the solution requires time that grows exponentially with the size of the problem. These NP-complete problems require complex calculations, which cannot currently be performed in reasonable amounts of time for problem sizes relevant to many industrial uses using conventional computer systems. These problems are intractable because of the inability of classical bit-based systems to handle combinatorial problems at scale. The recent developments in quantum annealing and other quantum hardware suggests that these new technologies may soon deliver computational benefit. Optimization algorithms are ideally suited to run on a class of quantum computers, known as annealers, that are currently becoming available in the market by various manufacturers. The software infrastructure to solve such problems effectively on first non-quantum, then quantum computers, will require extensive development, and it may be that the value of that infrastructure to application developers outside the Company will justify marketing the software infrastructure separately from the Company’s applications.

Additional application markets we intend to explore beyond FinTech include the Pharmaceutical, Logistics, Artificial Intelligence, Healthcare, and Cybersecurity Industries.

We believe these are natural markets for quantum computing, due to the immense computer power required to process large data sets, which have experienced exponential growth in size and complexity in recent years.

Healthcare Application

Working in conjunction with our technical advisor, Dr. Michael Liebman, the Company’s healthcare application, now in early development, focuses on detection of communities in biotech and pharma settings. We believe quantum computers can assist in valuable operations such as the enhancement of community detection, which can enable more specific (possibly more effective) targeting of diagnosis and patient populations for clinical trials. In a large drug trial, which can involve thousands of patients over many years, the aggregate results may indicate that the pharmaceutical being evaluated has little effect on the overall population. However, we believe that quantum software can sort through the vast quantity of data generated by a drug trial and locate one or more small subsets of the larger population for which the drug has a statistically significant impact. This is known as “community detection.” Knowing that a drug works well for certain types of people, based on characteristics such as age, sex, prior conditions, race, etc., can help the medical community provide treatments tailored to those individuals.

Cybersecurity Application(s)

The security or privacy of data on a computer network is often paramount to national security, competitive advantage, and consumer trust. The growth of mobile devices and cloud computing have greatly complicated the challenge of keeping an organization’s data secure and private and have increased the types of possible attacks. Cybersecurity analysts have compelling needs for better analytic tools. The ability to deeply analyze large graphs (collections of vertices and edges) for global structure can provide insight into many types of cyber-attacks. Our team has expertise deploying compute-intense graph algorithms to solve particular cybersecurity problems and will work with leading-edge customers to identify high-value problems where graph-based analytics will be of most value.

 Big Data/ Artificial Intelligence Analysis Application

We are exploring a partnership with a big data aggregator and Artificial Intelligence software development firm to develop an AI analysis prototype. Our team is developing algorithms to identify behavioral trends and characteristics based on commercially available signals and geo-location data. Based on our organic experience and expertise in specific areas of counterterrorism and behavioral analysis, we believe there is significant commercial opportunity for us from the Government and Commercial-sector entities.

Software Infrastructure as a Product

As noted above, the Company has developed the Mukai software stack, a multi-layer package of software that accepts a problem from the user application, and then maps and optimizes the problem into a format that a quantum computer can work with, and then passes the problem to the cloud-based quantum processor, and finally translates the results from the quantum processor back into a format that the end user application can work with. Quantum computers today primarily require problems formatted in a mathematical structure known as Quadratic Unconstrained Binary Optimization or “QUBO” which is not a natural format for most user applications to work with. The Company refers to this package of software as the “Mukai Software Stack” and we believe that Mukai may be valuable to other organizations who seek to develop quantum-ready applications without also developing the QUBO formatting and optimizing tools. Accordingly, the Company may choose to offer the Software Stack as a product under packaging and terms that are quite different from those of its end-user applications. The Company’s software stack, which was released in Q4 2019 and is now undergoing beta testing, solves large and “hard” QUBOs faster than any other known software stack. The Company’s software stack has been engineered to execute scalably in a cloud environment.

Industry Overview

We operate in the large and global high-performance computing industry, which is comprised of hardware, software, and services for compute intensive applications. The rapid adoption of technologies such as artificial intelligence, 3D imaging, and the Internet of Things (IoT), have served to exponentially increase the generation of data, driving up the demand for high-performance computing. Computationally intensive applications are ubiquitous across various industries, including, but not limited to: IT, aerospace, healthcare, automotive, and e-commerce. Examples of compute intensive applications include optimization, data management, analytics, and complex modeling. According to Grand View Research, the High-Performance computing market was valued at $34.62 billion in 2018 and is expected to reach a value of $59.65 billion by 2025.

Quantum Computing is a nascent and rapidly developing technology ecosystem that has shown promise in delivering potentially disruptive computing capabilities. We believe Quantum Computing’s immense compute capabilities qualify it as a subset of High-Performance Computing. Allied Market Research expects the global enterprise quantum computing market to grow from $650 million to $5.85 billion from 2017 to 2025. As quantum computing hardware continues to advance, we expect a corresponding growth in demand for software capable of leveraging the compute capabilities of Quantum Computing hardware. We are developing hardware agnostic software capable of delivering high-performance computing capabilities to various industries while mitigating dependency risks that may emerge from a dominant quantum computing hardware vendor. As an early participant in this rapidly growing ecosystem, we believe we are well-positioned to capture and drive a meaningful amount of this category growth. We also believe there is a significant international market opportunity for our future products.

We expect continued growth in the research and developing of the quantum computing industry, driven by interest from both the private and public sectors. According to an article in the August 2018 issue of WIRED Magazine, CB Insights estimate that $241 million has been invested in quantum hardware and software startup businesses. In addition, the US Government has committed $1.3 billion to funding quantum information science programs under the National Quantum Initiative enacted in 2018. The Company is a member of the Quantum Economic Development Consortium (QED-C). The QED-C, whose members include companies such as Google and Microsoft, has been tasked with developing the U.S. Quantum Computing Industry.

Competition

The Quantum Computing Industry is new and rapidly developing, and as such, is and will remain dynamic and extremely competitive for the foreseeable future. As this industry continues to grow and mature, we expect a steady influx of new products, hardware advances, and new concepts to emerge that can dramatically transform the industry and our business. One such example would be a practical application of “quantum supremacy”, which we expect to radically accelerate the interest and entry in the quantum computing industry. At Quantum Computing Inc., we perform a broad range of research and development efforts to identify and position for the changing demands of future customers and users, industry trends, and competitive forces.

To our knowledge. there are over 130 companies and research universities who are known to be engaged in research and development relating to quantum computing. These entities range in size from diversified global companies with significant research and development resources to smaller privately funded startups whose narrower product focuses may let them be more effective in deploying resources towards a specific industry demand. Our business objectives and near term strategy put us in direct competition with existing software vendors for high performance computing, who may not be operating in the quantum computing ecosystem.

The software segment of the quantum computing ecosystem is still in its infancy, and to our knowledge a market-dominant entity has not yet been established. Due to the high price point of quantum computing hardware, novel business models may emerge to adapt to consumer preferences in the high-performance computing industry. Our ability to evolve and adapt rapidly over an extended period of time will be critical in remaining competitive.

Government Regulation and Incentives

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

Incentives

In 2018, Congress authorized $1.3 billion to fund quantum related research projects. This funding is being administered by the U.S. Department of Defense which will solicit proposals for research. The Company intends to submit proposals for funding, but there can be no guarantee the Company will be chosen or that the Company will receive any government funding. In addition, in 2018 President Trump announced the formation of a National Quantum Initiative consisting of key technology companies working in the field of quantum computing. The Company is a member of that Initiative and is also a member of the Quantum Economic Development Council.

In December 2018 Congress passed the National Quantum Initiative Act (the “Quantum Act”), which was signed into law on December 21, 2018. The purpose of the Quantum Act is to “ensure the continued leadership of the United States in quantum information science” and to develop a unified national strategy for researching quantum information science. The Quantum Act authorizes a National Quantum Coordination Office inside the White House’s Office of Science and Technology Policy to help coordinate research between agencies, serve as the federal point of contact and promote private commercialization of federal research breakthroughs over the next decade.

The Quantum Act also authorized:

●	Up to five National Quantum Information Science Research Centers within the Department of Energy.

●	Research and education centers in the National Science Foundation.

●	A “workshop of stakeholders” administered by the National Institute of Standards and Technology “to discuss the future measurement, standards, cybersecurity, and other appropriate needs for supporting the development of a robust quantum information science and technology industry in the United States.”

●	A Subcommittee on Quantum Information Science (“QIS”) under the National Science and Technology Council.

●	A National Quantum Initiative Advisory Committee to advise the President.

The overall goals of the Quantum Act include the eventual creation of industry standards for QIS development, new research grant funding and increased collaboration with the private sector. Quantum technology, including quantum computing, has drawn significant attention from Congress and the White House  for its theoretical potential to increase computing power and disrupt encryption standards. Rival countries like China and Russia are pushing hard to improve their own QIS capabilities.

Employees

We currently have seven full time employees and five contract staff, seven of whom are focused on product and software development, and seven Technical Advisors (one from the National Security Domain, three from the Quantum/AI Domain, and three from the Financial Services Domain). We also have two third party partners providing software development and big data analysis services. The employees are not part of a collective bargaining agreement and labor relationships are good.

ITEM 1A. RISK FACTORS.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

WE HAVE A HISTORY OF ACCUMULATED DEFICITS, RECURRING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES. WE MAY BE UNABLE TO ACHIEVE OR SUSTAIN PROFITABILITY OR CONTINUE AS A GOING CONCERN.

To date, we have not yet recorded revenues from the sale of our products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2019 and 2018. As of December 31, 2019 and 2018, our accumulated deficit was $28,760,955 and $20,379,867, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations. In that event you could lose your entire investment.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firms have included an explanatory paragraph in our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 stating that the Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. To date, it has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we will require additional capital to fund ongoing operations without taking into account the proceeds from this offering.

There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient. If such additional funding is not obtained, we may be required to scale back or cease operations.

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

We expect that we will have adequate financing for the next 3-4 months. However, in the event that we exceed our expected growth, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

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

FAILURE TO IDENTIFY ERRORS IN THE QUANTITATIVE MODELS WE UTILIZE TO MANAGE OUR BUSINESS COULD ADVERSELY IMPACT PRODUCT PERFORMANCE AND CLIENT RELATIONSHIPS.

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

●	Certification, licensing or regulatory requirements with regard to the technology we expect to develop relating to financial and cybersecurity applications;

●	Unexpected changes in regulatory requirements such as the National Quantum Initiative Act or other federal or state laws that may require us to take certain actions; and

●	Changes to or reduced protection of intellectual property rights in some countries which may affect or ability to protect and maintain intellectual property rights relating to our applications.

We intend to continue EXPLORING strategic business acquisitions and other combinations, which are subject to inherent risks.

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

WE MAY NEVER SUCCESSFULLY COMMERCIALIZE ANY PRODUCTS.

We have invested a substantial amount of our time and resources in developing various new products and computing technologies. Commercialization of these products will require additional development, clinical evaluation, beta testing, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:

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

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE ADVANTAGE, REDUCE OUR REVENUE, AND INCREASE OUR COSTS.

Our success and ability to compete depends and will depend in part on our ability to obtain and maintain the proprietary aspects of our technologies and products. We intend to rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We may from time to time license from third party’s their brands or certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

Patents may not issue from the patent applications that we may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We plan to register certain of our trademarks in the United States and other countries. We cannot assure you that we will obtain registrations of principal or other trademarks in key markets in the future. Failure to obtain registrations could compromise our ability to protect fully our trademarks and brands, and could increase the risk of challenge from third parties to our use of our trademarks and brands.

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

WE FACE STRONG COMPETITION, WHICH COULD NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FINANCIAL RESULTS.

The markets in which we compete are characterized by rapid change and converging technologies and are very competitive. There is strong competition for encryption products and services. Our business competes with products and services offered by companies such as ID Quantique (Switzerland), MagiQ Technologies (US), Nucrypt (US), Infineon Technologies (Germany), Qutools (Germany), Quintessence Labs (Australia), Riggetti (US), Crypta Labs (UK), PQ Solutions (U), Zapata (US) and Qubitekk (US). These companies currently offer quantum cryptography solutions to commercial clients around the world. Strong competition requires us to develop new technology solutions and service offerings to expand the functionality and value that we offer to our customers. Our competitors may develop products and services that are perceived by customers as equivalent to, or having advantages over, our products and services. Competitors could capture a significant share in our markets, causing our sales and revenue to decline or grow more slowly. Barriers to entry are relatively low, and new ventures are often formed that create products competitive with our products. Competitive pressures could lead to price discounting or to increases in expenses such as advertising and marketing costs. Increased competition could also decrease demand for our products and services. Competition could reduce our revenues and net income and materially adversely affect our business, financial condition and financial results.

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

OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES.

Our performance relies upon successfully attracting and retaining talented employees representing diverse backgrounds, and skill sets. Our future success depends on our continuing ability to identify, hire, motivate, develop, and retain highly skilled individuals for all areas of our organization. The market for highly skilled workers and leaders in our nascent industry is extremely competitive. Maintaining and improving our corporate culture, in addition to our diverse and inclusive work environment that enables all our employees to thrive, are salient factors in our ability to recruit and retain employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We are also limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain highly skilled workers and key leaders, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

THE QUANTUM COMPUTING INDUSTRY IS IMMATURE AND VOLATILE, AND IF IT DOES NOT DEVELOP, IF IT DEVELOPS MORE SLOWLY THAN WE EXPECT, IF IT ENCOUNTERS NEGATIVE PUBLICITY OR IF OUR SOLUTION DOES NOT DRIVE COMMERCIAL ENGAGEMENT, THE GROWTH OF OUR BUSINESS WILL BE HARMED.

With respect to our quantum computing application services, the quantum computing industry is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our potential customers to use, and increase their utilization of, our solution, as well as on our ability to demonstrate the value of quantum computing to their respective organization, government agencies, and other purchasers of quantum computing offerings. Negative publicity concerning our solution or the quantum computing industry as a whole could limit market acceptance of our solution. If our clients and partners do not perceive the benefits of our solution, or if our solution does not drive member engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and industry concerns or negative publicity regarding technophobic views in the context of quantum computing could limit market acceptance of our quantum computing services. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY PRESENTS US WITH SIGNIFICANT RISKS AND CHALLENGES.

The quantum computing market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not results in present or future applications and services becoming uncompetitive or obsolete.

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

We have issued shares of common stock and convertible notes which are convertible into shares of our common stock in connection with our private placements and certain employment, director and consultant agreements. In addition, we issued shares of our common stock and convertible notes which are convertible into shares of our common stock, in financing transactions and pursuant to employment agreements that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

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

WE HAVE A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF CERTAIN OUTSTANDING WARRANTS, OPTIONS, AND CONVERTIBLE NOTES, AND THE ISSUANCE OF SUCH SHARES UPON EXERCISE OR CONVERSION WILL HAVE A SIGNIFICANT DILUTIVE IMPACT ON OUR STOCKHOLDERS. SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK FOLLOWING THE EXPIRATION OF LOCK-UPS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND THE ISSUANCE OF ADDITIONAL SHARES WILL DILUTE ALL OTHER STOCKHOLDERS.

As of March 27, 2020, there are 4,566,465 shares of Common Stock issuable upon conversion of our convertible notes.

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

As of March 27, 2020, our directors and executive officers collectively beneficially own approximately 37.90% of the shares of our common stock including the beneficial ownership of Mr. Liscouski and his affiliates of 7.89% of the shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

We maintain our current principal office at 215 Depot Court SE #215, Leesburg, VA 20175. Our telephone number at this office is (703) 436-2161. The Company leases approximately 350 square feet on a month-to-month basis in a multi-tenant facility that provides conference room space, 24/7 co-working space, and other services on an as-needed basis in Leesburg, VA. The facility lease can be terminated upon 30 days written notice by the Company. The Company also leases dedicated space for transmission equipment and 40 square feet of dedicated collocation space on a raised floor area in a data center building in Middletown, VA through a Master License and Service Agreement (MLSA). The Middletown Data Center facility provides 24/7 support services for the Company’s secure development environment and intra-company communications and data storage servers. The MLSA was terminated by the Company in January 2020.

ITEM 3. LEGAL PROCEEDINGS.

On March 14, 2019, we filed a complaint against REMTCS, Inc. (“REMTCS”), Mr. Richard Malinowski (“Malinowski”) and Mr. Thomas Kelly (“Kelly”), the latter two are a former employee and consultant, respectively, in the Superior Court of New Jersey, Monmouth County, alleging multiple breach of contract claims, unjust enrichment, breach of fiduciary duties, among other claims pursuant to certain employment and consulting agreements between the parties, REMTCS, Malinowski and Kelly. The amount the Company sought was in excess of $670,000. REMTCS, Malinowski and Kelly answered the Company’s complaint and denied the claims asserted. Additionally, REMTCS, Malinowski and Kelly requested that the Company specify the damages requested. The Company and REMTC commenced mediation of these claims in November 2019. On January 8, 2020, the Company and REMTCS agreed to settle the litigation for a sum of money, a mutual release of all claims and the transfer of certain computer equipment the Company had purchased through REMTC in 2018. In addition, the Company and REMTC stipulated to dismiss the New Jersey litigation with prejudice.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is qualified for quotation on the OTC Markets-OTCQB under the symbol “QUBT” and has been quoted on the OTCQB since August 2019. Previously, our common stock was quoted on the OTC Pink until August 2019. Prior to July 2018, our common stock was quoted on the OTC Pink , under the symbol “IBGH.”

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 260,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), and 10,000,000 shares of blank check preferred. As of December 31, 2019, 7,362,046 shares of Common Stock were issued and outstanding and no shares of preferred stock were outstanding.

Holders of Common Equity

As of March 27, 2020, there were approximately 226 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividend Information

We have not paid any cash dividends to our holders of common stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2019, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA.

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

When we say “we,” “us,” “our,” “Company,” or “Quantum,” we mean Quantum Computing Inc.

 Overview

At the present time, we are a development stage company with limited operations.  The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company has assembled a team of experts in super computing software technology and quantum mathematics, which will focus on the design and development of several quantum software applications targeting solutions to non-deterministic polynomial applications. The Company’s development team has initially focused on addressing computational problems in the financial services, defense, heavy manufacturing, and computer security (cyber) market segments.  The Company’s development team includes world class mathematicians, physicists, and software developers.

Results of Operations

Twelve Months Ended December 31, 2019 vs. December 31, 2018

Revenues

	For the Twelve Months Ended December 31, 2019		For the Twelve Months Ended December 31, 2018
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%

Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the Twelve Months ended December 31, 2019 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company had not yet completed the development and testing of any products for sale, or offered services to any customers, until late in the year. We have developed and released two products and are now in the process of marketing and commercialization. We expect to generate revenue in 2020.

Cost of Revenues

Cost of revenues for the Twelve Months ended December 31, 2019 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the Twelve Months ended December 31, 2019 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the Twelve Months ended December 31, 2019 were $2,547,652 as compared with $5,798,953 for the comparable prior year period, a decrease of $3,251,301, or 56%. The decrease in operating expenses is due to a $3,967,130 decrease in stock based compensation expenses, and a $25,184 decrease in salaries expense, which were offset in part by a $640,486 increase in research and development expenses, a $38,824 increase in consulting fees, a $189,846 increase in legal and audit fees compared to the comparable prior year period, and a $128,143 decrease in other SG&A expenses compared to the comparable prior year period.

Net Loss

Our net loss for the Twelve Months ended December 31, 2019 was $8,381,088 as compared with a net loss of $10,507,093 for the comparable prior year period, a decrease of $2,126,006 or 20.2%. The decrease in net loss is primarily due to the decrease in operating expenses recorded in the current period compared to the comparable prior year period, as noted above, and the decrease of $3,192,165 in beneficial conversion feature expense that was incurred in connection with an offering of Convertible Promissory Notes, and a decrease of $625,333 in asset impairment charges which were offset in part by an increase in accrued interest expense on the outstanding Convertible Promissory Notes of $63,877 and an increase in derivative and warrant expenses of $4,887,726 in the current period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $4,495,500 through private placements of Convertible Promissory Notes for a total of $4,570,500 in new investment. The Company has no bank loans or lines of credit, and no long-term debt obligations. As of March 27, 2020, the Company had cash and equivalents of $245,249 on hand.

Financings

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors”), loaned Convergent Risk Group, LLC (“Convergent”) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, the Company’s CEO. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for). The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2020. The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before June 30, 2019. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before June 30, 2019, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued. While the conversion of the Convertible Promissory Notes is mandatory prior to August 10, 2020, the election to convert is at the option of the Initial Investor. The Company has no obligation to repay the Initial Investors in cash. However, the conversion of the Convertible Promissory Notes will result in dilution of other shareholders once the Initial Investors convert their notes into the Company’s common stock.

Critical Accounting Policies

Basis of Presentation:

The accompanying Balance Sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying audited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2019, and the cash flows and results of operations for the twelve months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the twelve months ended December 31 are not necessarily indicative of the results for subsequent periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2018 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

Accounting Changes

Except for the changes discussed below, Quantum has consistently applied the accounting policies to all periods presented in these unaudited financial statements.

Adoption of ASC 842

On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases (“ASC 840”), which did not require the recognition of operating lease liabilities on the balance sheet, and is therefore not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2018 and December 31, 2019 we had no finance leases.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2018 and December 31, 2019 we had no finance leases.

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

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumptions, an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts and agreements, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements

Cash and Cash Equivalents

The Company’s policy is to present bank balances under cash and cash equivalents, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment

Property and equipment are stated at cost or contributed value. Depreciation of furniture, software and equipment is calculated using the straight-line method over their estimated useful lives, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the twelve-month periods ended December 31, 2019 and 2018, and has an accumulated deficit of $28,760,955 and $20,379,867 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-19 which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

During the two most recent fiscal years ended December 31, 2019 and December 31, 2018 and during the subsequent interim period from January 1, 2020 through March 27, 2020, neither the Company nor anyone on its behalf consulted BF regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BF concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 filings are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2019, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2019, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.

●	Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.

●	Limited policies and procedures that cover recording and reporting of financial transactions.

●	Lack of multiple levels of review over the financial reporting process

●	Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We plan to mitigate this identified deficiency by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.

●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

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

Name	Current Age	Position
Robert Liscouski	65	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Christopher Roberts	65	Chief Financial Officer, (Principal Financial Officer) (Principal Accounting Officer), Director
Bertrand Velge	60	Director
Justin Schreiber	37	Director

The following noteworthy experience, qualifications, attributes and skills for each Board member, led to our conclusion that the person should serve as a director in light of our business and structure:

Robert Liscouski, President, Chief Executive Officer and Chairman of the Board

Mr. Liscouski, age 65, is the Chairman and CEO of Quantum Computing. Mr. Liscouski is CEO and Founder of Convergent Risk Group LLC and a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

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

Christopher Roberts, Chief Financial Officer and Director

Mr. Roberts, age 65, is the Company’s Chief Financial Officer. Mr. Roberts has a law degree from the University of Virginia Law School and a B.S, in Electrical Engineering and an M.B.A., both from the Massachusetts Institute of Technology. His M.B.A. was concentrated in Finance and Management of Technology. He started his career working for Raytheon Co. (a Fortune 500 company). Thereafter, he practiced law at two large NYC law firms. Since leaving the private practice of law, Mr. Roberts has worked primarily in financial management roles with a number of government contractors in the aerospace, defense and Information technology sectors.

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

Justin Schreiber, Director

Mr. Schreiber, age 37, is the President and founder of JLS Ventures, a venture capital and capital markets advisory firm that partners with entrepreneurs and emerging growth companies to build disruptive products and technologies in the technology, healthcare and consumer products verticals. Since February 2018, Mr. Schreiber has been the President, CEO and a Director of Conversion Labs Inc., a publicly traded direct to consumer e-commerce company. Prior to founding JLS Ventures, Mr. Schreiber ran a consulting business that provided investor relations, advisory services and capital raising solutions to small publicly traded companies. In addition to his capital markets experience, Mr. Schreiber previously worked for a global healthcare consulting firm as well as in the foreign currency trading business. He holds a BS in International Business from Elizabethtown College and a BA in International Management from the ICN École de management in Nancy, France.

Bertrand Velge, Director

Mr. Velge, age 60, is the Managing Director of Graftyset, Ltd., a privately held company based in the United Kingdom. Graftyset is a wholesale distributor of wine, beer and other alcoholic and non-alcoholic beverage, based in Sidcup, Kent (UK). Mr. Velge has served as Managing Director since the company was incorporated in 2003 under the name of Otterden Vintners, Ltd. Mr. Velge also served as Director for Aliunde Ltd. since 2005. Mr. Velge has over twenty years of experience in multi-disciplinary venture investing and was managing director and co-founder of a fund that trades equities in Europe, Asia and the US focusing on IPOs. He speaks English, Flemish and French, and is a graduate of the Universite Catholique de Louvain.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2019 were made on a timely basis.

Code of Ethics

The Company currently maintains a Code of Ethics which applies to all directors, officers, and employees. A copy of our Code of Ethics can be found on our website at www.quantumcomputinginc.com.

Board Composition and Director Independence

Our board of directors consists of four members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Bertrand Velge and Justin Schreiber are qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees; Audit Committee Financial Expert; Stockholder Nominations

At the present time, the board of directors has not established an audit, a compensation or a nominating and corporate governance committee. The functions of those committees are being undertaken by the board of directors as a whole. In addition, none of the Company’s directors is an “audit committee financial expert”. It is the board of directors’ desire and intent to establish such committees as soon as practicable.

The Company does not have a policy regarding the consideration of any director candidates which may be recommended by the Company’s stockholders.

Involvement in Certain Legal Proceedings.

Our Chief Executive Officer, Mr. Robert Liscouski, was President of Implant Sciences Corporation, which filed a petition for bankruptcy on October 11, 2016 in the Delaware Bankruptcy Court.

With the exception of the foregoing, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2019 and 2018.

2019 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Angela Collete	2019	-							0
(Receiver)	2018	0	0	0	0	0	0	0	0
	2017

Robert Liscouski	2019	360,000							360,000
Chief Executive	2018	300,000	0	504,000	0	0	0	0	804,000
Officer (PEO)	2017	—	—	—	—	—	—	—	—

Christopher Roberts	2019	184,650							184,650
Treasurer (PFO)	2018	165,763	0	1,512,000	0	0	0	0	1,677,763
	2017	—	—	—	—	—	—	—	—

Employment Agreements and Change-in-Control Provisions

Executive Employment Agreements

Mr. Liscouski Employment Agreement

We entered into an employment agreement with Robert Liscouski, our Chief Executive Officer, on February 15, 2018 (the “Liscouski Employment Agreement”). The agreement is for an indefinite term, subject to periodic review by the Board of Directors, stipulates a base salary (the “Base Salary”) of $360,000 per year. For the fiscal year ending December 31, 2019 and for subsequent fiscal years, the Liscouski Employment Agreement allows for an annual incentive bonus in the amount up to $150,000 per year, subject to Mr. Liscouski achieving certain performance based milestones that are established by the Board of Directors. In connection with the Liscouski Employment Agreement, Mr. Liscouski was issued 100,000 restricted shares of the Company’s common stock in 2018.

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

Severance Arrangements

Robert Liscouski is entitled to receive a severance payment, upon the execution of a release in favor of the Company, if terminated by us without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the he would also be entitled to receive medical and dental insurance coverage for one year following the date of termination.

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

Mr. Shuster Employment Agreement

We entered into an employment agreement with Sergey Shuster, an employee of the Company, on February 28, 2018 (the “Shuster Employment Agreement”). Mr. Shuster is entitled to a monthly salary of $25,000. In connection with the Shuster Employment Agreement, Mr. Shuster also received 400,000 restricted shares of the Company’s common stock, over a three-year period.

The Company terminated Mr. Shuster as an employee effective May 3, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no Outstanding Equity Awards as of December 31, 2019.

Director Compensation

 The Company’s directors are not currently compensated for their service in such capacity

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 27, 2020 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 215 Depot Court SE #215, Leesburg, VA 20175.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 7,764,046 shares of our common stock issued and outstanding as of March 27, 2020. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 27, 2020, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

The following table sets forth, as of March 27, 2020, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

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

Applicable percentage ownership is based on 7,764,046 shares of Common Stock outstanding as of March 27, 2020. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 27, 2020.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Robert Liscouski, Chief Executive Officer and Chairman (1)	612,500	7.89
Christopher Roberts, Chief Financial Officer (2)	325,000	4.19
Bertrand Velge (3)	1,774,888	20.85
Justin Schreiber (4)	385,734	4.98
All directors and officers as a group (4 persons)	3,098,122	37.90
5% or greater shareholders
Peter Schultz (5)	1,002,422	12.91
Gordon Rudolph (6)	635,090	8.18
Total	4,735,634	58.99

*	Less than 1%

(1)	Includes 612,500 shares of common stock.

(2)	Includes 325,000 shares of common stock.

(3)	Includes 1,024,888 shares of common stock and 750,000 shares of common stock underlying convertible notes.

(4)	Mr. Schreiber has voting and investment control of the following shares: 1,000,000 shares of common stock underlying convertible notes which JOJ Holdings, LLC holds, however the convertible promissory notes are not exercisable to the extent that the shares of common stock issuable upon the exercise of the convertible notes would result in a beneficial ownership of Mr. Schreiber above 4.99% of the Company’s outstanding share amount. Mr. Schreiber is the President of JOJ Holdings, LLC and is the beneficial owner of these securities.

(5)	Includes 1,002,422 shares of common stock.

(6)	Includes 635,090 shares of common stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

We maintain an equity compensation plan for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2019 regarding the shares of our common stock available for grant or granted under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2019 Quantum Computing Inc. Equity Incentive Plan	1,030,000	$1.55	470,000

On February 19, 2019, the Board of Directors adopted the 2019 Quantum Computing Inc. Equity and Incentive Plan (the “Plan”) which provides for the issuance of up to 1,500,000 shares of the Company’s common stock, subject to shareholder approval. The principal purpose of the Plan is to provide an incentive to designated employees, certain consultants and advisors who perform services for us and non-employee directors to contribute to our growth by continuing to align the interests of participants with the interests of our stockholders. The Plan was approved by written consent of a majority of the shareholders in September 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

The following is a summary of transactions since January 1, 2018 to which we have been or will be a party in which the amount involved exceeded or will exceed $ (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

Other than as disclosed below, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

The Company contracted with REMTCS, Inc. (“REMTCS”), an entity wholly owned by Richard Malinowski, who was the Company’s Chief Technology and Operations Officer at the time, to acquire the necessary hardware and software, configure and install the REMTCS proprietary security system, known as “PASS.” The total cost of the PASS System was approximately $670,000. Since that time, the Company, Mr. Malinowski and REMTCS have unwound this agreement, and Mr. Malinowski has left the Company. The Company initiated a law suit against Mr. Malinowski and REMTCS in connection with the foregoing which was subsequently settled. See “Legal Proceedings”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accountants for the years ended December 31, 2018 and 2019.

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $206,605 and $58,859, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $20,000 and $1,800, respectively, for professional services rendered by our independent auditors related to the Registration Statement on Form 10-12(g) and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
4.3	Form of Promissory Note, dated October 14, 2019 and effective October 16, 2019	8-K	10.2	10/18/2019
10.1*	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2*	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.3	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1/A	10.8	11/22/2019
10.4	Securities Purchase Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.1	10/18/2019
10.5	Form of Common Stock Purchase Warrant, dated October 14, 2019 and effective October 16, 2019	8-K	10.3	10/18/2019
10.6	Form of Registration Rights Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.4	10/18/2019
10.7	Amendment No. 1 to Warrant Agreement, dated February 14, 2020	8-K	10.1	02/25/2020
21.1	List of Subsidiaries	10-12(g)	21.1	01/09/2019
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2020	Quantum Computing Inc.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer, Treasurer	March 27, 2020
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer	March 27, 2020
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Justin Schreiber	Directors	March 27, 2020
Justin Schreiber

/s/ Bertrand Velge	Director	March 27, 2020
Bertrand Velge

QUANTUM COMPUTING INC.

(FORMERLY INNOVATIVE BEVERAGE GROUP HOLDINGS, INC.)

AUDITED FINANCIAL STATEMENTS

December 31, 2019 and 2018

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Computing, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quantum Computing, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019.

Lakewood, CO

March 27, 2020

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Audited)

	December 31,	December 31
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$101,100	$1,767,080
Prepaid Expenses	21,549	23,179
Lease right-of-use	-	-
Fixed Assets (net of depreciation)	25,596	6,897
Total assets	$148,245	$1,797,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$218,261	$54,018
Accrued Expenses	152,547	89,584
Lease Liability	-	-
Derivative Liability	980,730	-
Convertible promissory notes – related party	100,000	100,000
Convertible promissory notes	1,509,000	3,070,500
Total liabilities	2,960,538	3,314,102

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 7,362,046 and 4,724,161 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	736	472
Additional paid-in capital	17,002,297	10,935,029
APIC-Beneficial Conversion Feature in Equity	4,798,835	3,995,500
APIC-Stock Based Compensation	4,246,794	4,031,920
Subscription Receivable	(100,000)	(100,000
Accumulated deficit	(28,760,955)	(20,379,867)
Total stockholders’ equity (deficit)	(2,812,293)	(1,516,946)
Total liabilities and stockholders’ equity (deficit)	$148,245	$1,797,156

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Audited)

	Twelve Months Ended
	December 31,
	2019	2018
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries	495,143	520,327
Consulting	361,102	322,278
Research & Development	891,126	250,640
Stock Based Compensation	214,884	4,182,014
Selling General & Administrative -Other	585,397	523,694
Operating expenses	2,547,652	5,798,953

Loss from Operations	(2,547,652)	(5,798,953)
		-
Interest Income – Money Market	8,810	-
Interest Expense – Promissory Notes	(151,185)	(87,307)
Interest Expense - Beneficial Conversion Feature	(803,335)	(3,995,500)
Interest Expense – Promissory Notes	(4,887,726)	(87,307)
Asset Impairment Charge	-	(625,333)
Other income (expense)	(5,833,436)	(4,708,140

Federal income tax expense	-	-

Net loss	$(8,381,088)	$(10,507,093)

Weighted average shares - basic and diluted	7,362,046	4,724,161
Loss per share - basic and diluted	$(1.14)	$(2.22)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2018

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2019

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2018	4,724,161	$472	$18,862,449	$(20,379,867)	$(1,516,946)

Issuance of shares for cash	2,529,525	253	2,160,273	-	2,160,526
Beneficial Conversion Feature			803,335		803,335
Subscription Receivable			-	-	-
Derivatives & Warrants			3,906,996	-	3,906,996
Stock based compensation	108,360	11	214,873	-	214,884
Net loss	-	-	-	(8,381,088)	(8,381,088)
BALANCES, December 31, 2019	7,362,046	$736	$18,862,449	$(28,760,955)	$(2,812,293)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

For the Twelve Months Ended December 31, 2019 and 2018

(Audited)

	Twelve Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,381,088)	$(10,507,093)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	1,630	(23,180)
Loan from Officer	-	-
Depreciation	2,640	117
Accrued Expenses	62,963	89,584
Stock Based Compensation	214,874	4,032,000
Accounts payable	164,243	52,518
Warrant Expense	3,906,996	-
Note Derivative Liability	980,730	-
Beneficial Conversion Feature	803,335	3,995,500
CASH USED IN OPERATING ACTIVITIES	(2,243,677)	(2,360,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(21,339)	(7,014)
CASH USED IN INVESTING ACTIVITIES	(21,339)	(7,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (repayment/conversion) of Convertible Promissory Notes	(1,561,500)	3,070,500
Proceeds from stock issuance	2,160,536	1,064,148
Note Receivable	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	599,036	4,134,648

Net increase (decrease) in cash	(1,665,980)	1,767,080

Cash, beginning of period	1,767,080	-

Cash, end of period	$101,100	$1,767,080

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITES
Subscription receivable created from issuance of note payable	$-	$100,000

NON-CASH FINANCING ACTIVITES
Note payable issued in exchange for a Subscription receivable	-	100,000
Common stock issued for compensation	(214,874)	4,032,000
Convertible Promissory Notes issued as Compensation – related party	$-	$175,000
Conversion of Convertible Promissory Notes to Common Stock	(2,035,500)

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

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

History

Quantum Computing Inc. (“QCI” or the “Company”), was incorporated in the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. (“IBGH”) to better reflect its business operations at the time which was beverage distribution and product development. In 2013, IBGH ceased operations. On May 22, 2017, one of IBGH’s shareholders, William Alessi (the “Plaintiff”), filed suit against the Company alleging “(1) fraud; and (2) breach of fiduciary duties of care, loyalty and good faith to the Corporation’s shareholders.”   Mr. Alessi’s complaint alleged that the officers and directors of IBGH had abandoned it and allowed the Company’s assets to be wasted, causing injury to the Company and its shareholders.   Mr. Alessi sought damages of $30,000 for each claim, plus reimbursement of filing costs of $1,000, and the appointment of a Receiver for the Company.

On August 28, 2017, the North Carolina Court, Superior Court Division (the “North Carolina Court”), entered a default judgment for Plaintiff and appointed an exclusive Receiver (the “Receiver”) over the Company. The default judgment provided that Innovative Beverage Group Holdings, Inc. was (i) to issue to the Plaintiff 18,500,000 shares of free-trading stock without registration under Section 3(a)(10) of the Securities Act of 1933, as amended, (ii) issue 100,000,000 shares of stock to Innovative Beverage Group Holdings, Inc.’s treasury, and (iii) that the receivership be terminated upon any change of control, and that any and all claims against Innovative Beverage Group Holdings, Inc. that were not submitted to the Receiver as of September 16, 2017, were disallowed. On October 4, 2017 the Receiver filed Articles of Incorporation in North Carolina for Innovative Beverage Group Holdings, Inc., a wholly-owned subsidiary of the Company, (“IBGH North Carolina”). On October 26, 2017, Innovative Beverage Group, redomiciled to North Carolina.

On January 22, 2018, while the Company was in receivership, the Company (acting through the court-appointed receiver in her capacity as CEO and sole Director of the Company) sold 500,000 shares (the “CRG Shares”) of its common stock to Convergent Risk Group (“CRG”), an entity owned and operated by the Company’s Chief Executive Officer, Robert Liscouski, for $155,000. On February 21, 2018, by written consent of the majority shareholder (Convergent Risk), Mr. Robert Liscouski (the Chief Executive Officer of Convergent Risk) and Mr. Christopher Roberts were elected as members of the Company’s Board of Directors. Mr. Liscouski was simultaneously elected as Chairman of the Board. The majority shareholder also directed the Company to take the necessary action to change its domicile from North Carolina to Delaware and change its name to Quantum Computing Inc. On February 21, 2018 the Company filed Articles of Conversion in North Carolina to convert the Company to a Delaware corporation with the name changed to Quantum Computing Inc. On February 22, 2018 the Company filed a Certificate of Conversion in Delaware to convert to a Delaware corporation with the name changed to Quantum Computing Inc. and re-domiciled to the state of Delaware on February 23, 2018.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

(Audited)

Business

Quantum Computing Inc. (OTCQB: QUBT) is a technology company that is an emerging leader in the development of “quantum-ready” software application and solutions for companies looking to leverage the capabilities of quantum computing and quantum computing-inspired processing capabilities. We plan to leverage our collective expertise in finance, computing, mathematics, physics, and software development to develop a suite of quantum software applications that may enable global industries to utilize quantum computers and simulators to improve their processes, profitability, and security. We believe the quantum computer holds the potential to disrupt several global industries, and may be one of the most significant technological advances in processing capability.

The Company has adopted a “two-division” development strategy for quantum computing applications:

-	Software Applications to solve high value compute-intensive problems, and

-	Software Stack that enables the Software Applications to run on a variety of quantum computers, including annealers and gate quantum computers.

The initial focus for our Software Application division is the financial services sector. We anticipate other potential markets for quantum computing applications include industries in the field of machine learning, logistics, healthcare, and cybersecurity.

We intend to be a leading provider of software that run on quantum computers. we are focused on being an enabler – creating software that will realize the advantages of advanced computing hardware for clients aiming to be “Quantum Ready”.

The first commercial market for which we are developing a software product to be adopted is in the financial technology or “FinTech” market, for which we are developing quantitative financial related products such as a financial portfolio optimizer. The portfolio optimizer is designed to help financial advisors and investment managers allocate their capital across multiple asset classes or investment options (stocks bonds, commodities, ETFs, etc.) so as to achieve the highest return with the lowest expected aggregate risk. The finance industry has used quantitative finance software applications for several decades. However, existing products have been limited in their performance due to the lack of computing power needed to solve the relevant classes of optimization problems.

Our longer-term software development plan targets the optimization problems known as NP-complete problems, which are a class of mathematical problems that can in principle be solved by conventional computers but the solution requires time that grows exponentially with the size of the problem. These NP-complete problems require complex calculations, which cannot currently be performed in reasonable amounts of time for problem sizes relevant to many industrial uses using conventional computer systems. These problems are intractable because of the inability of classical bit-based systems to handle combinatorial problems at scale. The recent developments in quantum annealing and other quantum hardware suggests that these new technologies may soon deliver computational benefit.

Additional application markets we intend to explore beyond FinTech include Big Data, Artificial Intelligence, Healthcare, and Cybersecurity. We believe these are natural markets for quantum computing, due to the immense computer power required to process large data sets, which have experienced exponential growth in size and complexity in recent years. We are in the process of negotiating partnerships with Artificial Intelligence and Big Data firms to develop algorithms to identify behavioral trends and characteristics based on commercially available signals and geo-location data. We believe our focus and expertise have positioned the Company to pursue contract opportunities in the US government and commercial sectors based on our experience in specific areas of counterterrorism and behavioral analysis.

To achieve these goals, we have assembled a team with deep expertise in financial services, quantitative and applied mathematics, high-performance computing, quantum physics, and machine learning fields. We plan to file patents for new technology we may develop over the coming months based on our current progress, but we cannot guarantee this timeline or that we will be awarded any such patents in the future.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

(Audited)

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

In addition, the Company has retained outside leading industry experts from well-known institutions from the financial services industry and leading financial institutions, and expects to retain additional advisors from cybersecurity firms and government agencies to serve as technical advisors to the Company. We have formed an advisory board of additional subject matter experts, which is expected to assist us to shape our business strategy and direction as well as work with us to establish our market approach. The Company is also pursuing US Government initiatives in quantum computing and AI, including grants and funding, that are fostering U.S. innovation in those domains.

The Company does not currently intend to be a hardware manufacturer. However, due to the cutting-edge nature of quantum computing and the high cost and limited availability of quantum computers, as well as limitations on the capabilities of existing quantum simulators, we may find it necessary over the next two years to develop our own quantum simulators upon which we can develop and test our quantum software products. If such development becomes necessary, our simulators are expected to emulate the characteristics and capabilities of a quantum computer such as superposition and quantum entanglement. Our plan is to license our software as a cloud-based service, but we are not ruling out selling turn-key hardware systems that would incorporate and support our own quantum inspired computing solutions.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

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

Basis of Presentation:

The accompanying Balance Sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying audited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2019, and the cash flows and results of operations for the twelve months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the twelve months ended December 31 are not necessarily indicative of the results for subsequent periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2018 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

Accounting Changes

Except for the changes discussed below, Quantum has consistently applied the accounting policies to all periods presented in these unaudited financial statements.

Adoption of ASC 842

On January 1, 2019, we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases (“ASC 840”), which did not require the recognition of operating lease liabilities on the balance sheet, and is therefore not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

(Audited)

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2018 and December 31, 2019 we had no finance leases.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2018 and December 31, 2019 we had no finance leases.

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

December 31, 2019

(Audited)

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

Property and Equipment

Property and equipment are stated at cost or contributed value. Depreciation of furniture, software and equipment is calculated using the straight-line method over their estimated useful lives, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

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

	December 31,
	2019	2018
Net operating loss carry-forwards	$1,294,728	$310,755
Valuation allowance	(1,294,728)	(310,755)
Net deferred tax assets	$-	$-

At December 31, 2019, the Company had net operating loss carry forwards of approximately $1,294,728.

The Company experienced a change in control during the 2018 and 2019 calendar years and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the twelve-month periods ended December 31, 2019 and 2018, and has an accumulated deficit of $28,760,955 and $20,379,867 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

(Audited)

Note 5 – Subscription Receivable

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 9 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before December 31, 2019. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued.

Note 6 – Property and Equipment

	December 31,	December 31,
Classification	2019	2018
Hardware & Equipment	$28,353	$7,014
Software	0	0
Total cost of property and equipment	28,353	7,014
Accumulated depreciation	2,757	117
Property and equipment, net	$25,596	$6,897

The Company made Property and Equipment acquisitions of $21,339 during the twelve months ended December 31, 2019. The Company depreciates computer equipment over a period of five years.

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

December 31, 2019

(Audited)

In June 2019, the Company refunded $26,000 to a convertible promissory note investor. The accrued interest on that promissory note was written off by agreement with the investor.

In August 2019 the Company converted $1,994,500 principal amount of Convertible Promissory Notes convertible at $1.00 plus $124,997 of accrued interest into 2,119,525 restricted shares of common stock per the terms of the Convertible Note subscription agreements the Company entered into in 2018 with 59 accredited investors. Accrued interest on the Notes was rounded up to the next whole dollar so the Company did not issue fractional shares. Also, in August, the Company converted $21,000 principal amount of Convertible Promissory Notes (non-interest bearing) convertible at $0.10 into 210,000 shares of common stock

In October 2019 the Company entered into a Securities Purchase Agreement (the “SPA”), dated October 14, 2019 and effective October 16, 2019 (the “Issuance Date”), by and between the Company and Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which Auctus purchased from the Company, for a purchase price of $500,000 (the “Purchase Price”): (i) a Convertible Promissory Note in the principal amount of $500,000.00 (the “Auctus Note”); (ii) a common stock purchase warrant permitting Auctus to purchase up to 500,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $2.75 per share (the “First Warrant”); (iii) a common stock purchase warrant permitting Auctus to purchase up to 350,000 shares of the Company’s Common Stock at an exercise price of $3.75 per share (the “Second Warrant”); and (iv) a common stock purchase warrant permitting Auctus to purchase up to 275,000 shares of the Company’s Common Stock at an exercise price of $4.75 per share (the “Third Warrant” and together with the First Warrant and the Second Warrant, the “Warrants”, and together with the Note, the “Securities”).

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

December 31, 2019

(Audited)

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

In connection with the SPA, the Company entered into a Registration Rights Agreement (the “RRA”) pursuant to which it committed (i) use its best efforts to file with the Commission the Registration Statement within ninety (90) days of the Issuance Date; and (ii) have the Registration Statement declared effective by the Commission within one hundred fifty (150) days of the Issuance Date. The Company filed a Registration Statement with the Commission in November 2019 and it was declared effective in December 2019, registering 1,625,000 shares.

On January 2020 the Board authorized a private placement of convertible promissory notes in the aggregate amount up to $5,000,000 at a conversion price of $1.50 per share (the “Second Convertible Note Offering”).  The Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at any time prior to or at the Maturity Date, twelve months from the Issuance Date.  In connection with the $1.50 Second Convertible Note Offering, the Company received funds of $100,000 as of March 27,2020.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

(Audited)

In September 2018, the Company issued 4,800,000 shares of restricted common stock to key management and technical personnel, pursuant to their respective employment agreements which were entered into and executed in July 2018 and made effective as of March 1, 2018, the date employment with the Company commenced. The Company recognized stock-based compensation expense of $24.2 million in connection with the grants of stock to key management and technical personnel, pursuant to ASC 718. The expense amount was calculated based on the closing price of the Company stock on the OTC Markets on the date the grants were executed. In November 2018, two of the key management employees resigned from the Company and returned all of their stock grants to the Company, for a total of 4,000,000 shares. The return of the stock grants was treated as a forfeiture under ASC 718 and accordingly the Company reversed $20.16 million of the stock-based compensation expense after the shares were returned to the Company and cancelled.

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

December 31, 2019

(Audited)

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

In August 2019 the Company converted $2,015,500 principal amount of Convertible Promissory Notes plus $124,997 of accrued interest into 2,329,525 restricted shares of common stock.

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

REMTC, Inc.

To provide the Company with a highly secure development environment and intra-company data management and communication system, the Company contracted with REMTC, Inc. (“REMTC”), an entity wholly owned by Richard Malinowski, who was the Company’s Chief Technology and Operations Officer at the time, to acquire the necessary hardware and software, configure and install the REMTC proprietary security system, known as “PASS.” The total cost of the PASS System was approximately $670,000 which the Company paid to REMTC. In November 2018, Mr. Richard Malinowski informed the Company of his decision to resign as Chief Technology and Operations Officer and the Board accepted his resignation and that of Mr. Thomas Kelly. The Company and REMTC have unwound the PASS agreement and the Company expects to receive approximately $670,000 back from Mr. Malinowski and REMTC. The Company determined that the PASS System was unusable and therefore impaired, and wrote off the remaining undepreciated value of the PASS system as of December 31, 2018. In March 2019 the Company commenced litigation in New Jersey state court against REMTC, Mr. Malinowski and Mr. Kelly to recover the cost of the PASS System. In January 2020 the Company entered into a settlement of its claims against REMTC, Mr. Malinowski and Mr. Kelly and the litigation in New Jersey was dismissed.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

December 31, 2019

(Audited)

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

Note 11 – Subsequent Events:

In January 2020, the Company entered into a settlement agreement with RETMC, Mr. Richard Malinowski and Mr. Thomas Kelly to settle all claims against the parties. Upon receipt of the settlement payment the Company dismissed its litigation against REMTC, Mr. Malinowski and Mr. Kelly in the New Jersey State Courts.

In January 2020 the Auctus Fund LLC exercised its option to convert $21,305 of the principal of its Convertible Note and accrued interest and fees of $8,695 (a total of $30,000) into 20,000 shares of the Company’s common stock. The principal balance remaining on the Note following this conversion was $478,695.

In February 2020 the Auctus Fund LLC exercised its option to convert $138,998 of the principal of its Convertible Note and accrued interest and fees of $11,002 (a total of $150,000) into 100,000 shares of the Company’s common stock. The principal balance remaining on the Note following this conversion was $339,698.

In February 2020, the Company entered into an agreement with the Auctus Fund LLC to reduce the exercise price of the $2.75 per share Warrants to $1.50 per share. No other changes were made to the terms of the Warrants or the Convertible Note held by the Auctus Fund. In February, the Auctus Fund LLC exercised 167,000 options at $1.50 per share, resulting in total proceeds to the company of $250,500.

In February 2020, the Company raised $100,000 through the sale of convertible promissory notes, convertible to common stock at $1.50 per share.

In March 2020, the Company issued 115,000 shares of common stock under the Company’s incentive compensation plan to four employees as a bonus for their performance during 2019.

On March 26, 2020, the Company filed a Form 8-K to announce that it had entered into a Technology Alliance Partnership Agreement with Splunk, Inc. (the “TAP Agreement”) to perform research and develop analytics using the Company’s Mukai software platform. No funds will be exchanged pursuant to the TAP Agreement.

There are no other events of a subsequent nature that in management’s opinion are reportable.