Form 10-Q
period 2020-03-31
Quantum Computing Inc.
filed 2020-05-12
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

As of May 8, 2020, there were 7,934,917 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	March 31,	December 31
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$199,331	$101,100
Prepaid Expenses	14,321	21,549
Lease right-of-use	,	-
Fixed Assets (net of depreciation)	27,273	25,596
Total assets	$240,925	$148,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$207,453	$218,261
Accrued Expenses	213,497	152,547
Lease Liability	-	-
Derivative Liability	476,022	980,730
Convertible promissory notes – related party	100,000	100,000
Convertible promissory notes	1,448,698	1,509,000
Total liabilities	2,445,670	2,960,538

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 7,764,046 and 7,362,046 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	776	736
Additional paid-in capital	17,195,645	17,002,297
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,798,835
APIC-Stock Based Compensation	5,259,132	4,246,794
Subscription Receivable	(100,000)	(100,000
Accumulated deficit	(29,459,133)	(28,760,955)
Total stockholders’ equity (deficit)	(2,204,745)	(2,812,293)
Total liabilities and stockholders’ equity (deficit)	$240,925	$148,245

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries	164,823	115,646
Consulting	76,162	77,025
Research & Development	344,682	151,290
Stock Based Compensation	1,012,350	71,250
Selling General & Administrative -Other	140,375	167,928
Operating expenses	1,738,392	583,139

Loss from Operations	(1,738,392)	(583,139)
Interest Income – Money Market	25	2,875
Interest Expense – Promissory Notes	(26,644)	(55,410)
Interest Expense - Beneficial Conversion Feature	(100,000)	0
Interest Expense – Warrant Repricing	237,124	-
Interest Expense – Derivative Mark to Market	504,708	-
Misc Income-Legal Settlement	425,000	-
Other income (expense)	1,040,213	(52,535)

Federal income tax expense	-	-

Net loss	$(698,179)	$(635,673)

Weighted average shares - basic and diluted	7,764,046	4,749,161
Loss per share - basic and diluted	$(0.09)	$(0.13)

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2020

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)

Issuance of shares for cash	287,000	28	430,472	-	430,500
Beneficial Conversion Feature			100,000		100,000
Subscription Receivable			-	-	-
Derivative Mark to Market			(237,124)		(237,124)
Stock Options			783,100	-	783,100
Stock based compensation	115,000	12	229,238	-	229,250
Net loss	-	-	-	(698,179)	(698,179)
BALANCES, March 31, 2020	7,764,046	$776	$27,253,612	$(29,459,134)	$(2,204,745)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(698,179)	$(635,673)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(7,228)	8,606
Depreciation	1,581	351
Accounts Payable	(10,807)	54,061
Accrued Expenses	60,950	67,061
Derivative Mark to Market	(504,708)	-
Stock Based Compensation	1,012,350	71,250
Warrant Repricing	(237,124)	-
Beneficial Conversion Feature	100,000	-
CASH USED IN OPERATING ACTIVITIES	(268,709)	(434,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(3,258)	-
CASH USED IN INVESTING ACTIVITIES	(3,258)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Convertible Promissory Notes	(60,302)	-
Proceeds from stock issuance	430,500	-
CASH PROVIDED BY FINANCING ACTIVITIES	370,198	-

Net increase (decrease) in cash	98,231	(434,344)

Cash, beginning of period	101,100	1,767,080

Cash, end of period	$199,331	$1,332,735

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Subscription receivable created from issuance of note payable	$-	$-

NON-CASH FINANCING ACTIVITIES
Note payable issued in exchange for a Subscription receivable	-	-
Common stock issued for compensation	229,250	71,250
Convertible Promissory Notes issued as Compensation – related party	$-	$-

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

Basis of Presentation:

The accompanying Balance Sheet as of March 31, 2020, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2020, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2019 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

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

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2019 and March 31, 2020 we had no finance leases.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2019 and March 31, 2020 we had no finance leases.

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

	March 31,
	2020	2019
Net operating loss carry-forwards	$1,379,919	$797,941
Valuation allowance	(1,379,919)	(797,941)
Net deferred tax assets	$-	$-

At March 31, 2020, the Company had net operating loss carry forwards of approximately $1,379,919.

The Company experienced a change in control during the 2018 and 2019 calendar years and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of March 31, 2020, the Company expects that the carryback of NOL's will not have an impact on its current tax attribute

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the three-month periods ended March 31, 2020 and 2019, and has an accumulated deficit of $29,459,134 and $21,015,540 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

March 31, 2020

(Unaudited)

Note 5 – Subscription Receivable

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 9 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before December 31, 2020. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued.

Note 6 – Property and Equipment

	March 31,	December 31,
Classification	2020	2019
Hardware & Equipment	$31,610	$28,353
Software	0	0
Total cost of property and equipment	31,610	28,353
Accumulated depreciation	4,338	2,757
Property and equipment, net	$27,273	$25,596

The Company made Property and Equipment acquisitions of $3,258 during the three months ended March 31, 2020. The Company depreciates computer equipment over a period of five years.

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

In February 2020, the Board authorized a private placement of convertible promissory notes in the aggregate amount up to $5,000,000 at a conversion price of $1.50 per share (the “2020 Convertible Note Offering”).  The Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at any time prior to or at the Maturity Date, twelve months from the Issuance Date.  In connection with the 2020 Convertible Note Offering, the Company has received funds of $100,000 as of March 31, 2020.

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

March 31, 2020

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

Note 11 – Subsequent Events:

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. The COVID-19 has significantly impacted the communities in which Company employees live and work. As a result, federal, state and local authorities have issued mandates for social distancing and working from home to delay the spread of the coronavirus, resulting in an overall decline in economic activity.  The ultimate impact of COVID-19 on the Company is not reasonably estimable at this time.  Management is currently evaluating the recent introduction of the COVID-19 virus and the related government mandates, and their impact on the software industry and has concluded that while it is reasonably possible that the virus and the associated government mandates restricting activity could have a negative effect on the ability of the Company to meet with potential customers and to raise additional capital, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Oasis Securities Purchase Agreement

On May 6, 2020 (the “Issuance Date”), Quantum Computing Inc., a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) by and between the Company and Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis”), pursuant to which Oasis purchased from the Company, for a purchase price of $500,000 (the “Purchase Price”): (i) a Convertible Promissory Note in the principal amount of $563,055.00 (the “Note”); and (ii) a common stock purchase warrant (the “Warrant” and together with the Note, the “Securities”) permitting Oasis to purchase up to 187,685 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $1.50 per share (the “Exercise Price”). The Company received the Purchase Price on May 8, 2020.

The Note accrues interest at a rate of eight percent (8%) per annum and matures on the nine (9) months anniversary of the Issuance Date (the “Maturity Date”). In the event that the Company prepays the Note, the Company shall pay all of the principal and interest, together with a prepayment penalty ranging from 105% to 135% depending upon the date of such prepayment. The Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, all outstanding obligations owing under the Note will become immediately due and payable in cash or Common Stock at Oasis’ election. Any outstanding obligations owing under the Note which are not paid when due shall bear interest at the rate of eighteen percent (18%) per annum.

The Note is convertible into shares of the Company’s Common Stock, subject to the adjustments described therein. The conversion price (the “Conversion Price”) per share shall be (i) $1.50 during the six month period immediately following the Issuance Date, and (ii) after the six month period immediately following the Issue Date, the lower of: (a) $1.50, and (b) 70% multiplied by the lowest volume weighted average price for the Common Stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date (representing a discount rate of 30%).

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Notes to Financial Statements

(Unaudited)

The Warrant is exercisable for a term of five-years from the date of issuance. The Warrants provide for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. Until such time as there no longer an outstanding balance on the Note, if the Company shall, at any time while the Warrant is outstanding, sell any shares of Common Stock or securities entitling any person or entity to acquire shares of Common Stock at a price per share that is less than the Exercise Price (a “Dilutive Issuance”), than the Exercise Price shall be reduced to equal the Base Share Price (as defined in the Warrant) and the number of shares of Common Stock issuable under the Warrant shall be increased such that the aggregate exercise price payable under the Warrant, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

On May 7, 2020, in connection with its entry into the Securities Purchase Agreement, the Company issued 37,537 Inducement Shares (as defined in the Securities Purchase Agreement) to Oasis.

Oasis Equity Purchase Agreement

On May 6, 2020 (the “Execution Date”), the Company entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) and a Registration Rights Agreement (“Registration Rights Agreement”) with Oasis. Under the terms of the Equity Purchase Agreement, Oasis agreed to purchase from the Company up to $10,000,000 of the Company’s Common Stock upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) and subject to certain limitations and conditions set forth in the Equity Purchase Agreement.

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to Oasis and Oasis will be obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to Oasis in each put notice shall not exceed the lesser of $500,000 or two hundred and fifty percent (250%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put notice. Pursuant to the Equity Purchase Agreement, Oasis and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to Oasis that would result in Oasis’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to ninety percent (90%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to Oasis until the earlier of (i) the date on which Oasis has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement; (ii) April 26, 2023; or (iii) written notice of termination delivered by the Company to Oasis, subject to certain equity conditions set forth in the Equity Purchase Agreement.

On May 7, 2020, in connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company issued 133,334 Commitment Shares (as defined in the Equity Purchase Agreement) to Oasis.

The Registration Rights Agreement provides that the Company shall (i) file with the Commission the Registration Statement by June 1, 2020; and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (and in any event, within sixty (60) days of the Execution Date).

Paycheck Protection Program Loan

On May 6, 2020, Quantum Computing Inc. (the “Company”) executed an unsecured promissory note (the “Note”) with BB&T/Truist Bank N.A. to evidence a loan to the Company in the amount of $218,371 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the "SBA").

In accordance with the requirements of the CARES Act, the Company expects to use the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. The Company expects to apply for forgiveness of up to the entire amount of the Note. Notwithstanding the Company’s eligibility to apply for forgiveness, no assurance can be given that the Company will obtain forgiveness of all or any portion of the amounts due under the Note. The amount of forgiveness under the Note is calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, subject to limitations and ongoing rule-making by the SBA and the maintenance of employee and compensation levels.

Subject to any forgiveness granted under the PPP, the Note is scheduled to mature two years from the date of first disbursement under the Note. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, and significant changes in ownership. The occurrence of an event of default may result in the required immediate repayment of all amounts outstanding and/or filing suit and obtaining judgment against the Company. The Company’s obligations under the Note are not secured by any collateral or personal guarantees.

There are no other events of a subsequent nature that in management’s opinion are reportable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed Quantum Computing, Inc. (the “Company” “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

At the present time, we are a development stage company with limited operations.  The Company is currently developing “quantum ready” software applications and solutions for companies that want to leverage the promise of quantum computing. We believe the quantum computer holds the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over classical computing, the software tools and applications to accelerate real-world problems must be developed to deliver quantum computing’s full promise. We specialize in quantum computer-ready software application, analytics, and tools, with a mission to deliver differentiated performance using non-quantum processors in the near-term.

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

“Mukai” quantum application development platform: The Company recently released its “Mukai” quantum application development platform. Mukai can be used to solve extremely complex optimization problems, which are at the heart of some of the most difficult computing challenges in industry and government. Its software stack enables developers to create and execute quantum-ready applications on classic computers, while being ready to run on quantum computers when those systems can achieve performance advantages. Mukai uses highly-optimized parallel code, and is currently centered on the quadratic unconstrained binary optimization (QUBO) formulation well known to quantum annealing users.

The Company is currently working on software products to address, community detection (analysis for pharmaceutical applications and epidemiology), optimization of job shop scheduling, logistics, and dynamic route optimization for transportation systems. The Company is continuing to seek out difficult problems for which our technology may provide improvement over existing solutions.

Financial Application

The Company is currently focused on a number of software application development efforts relating to finance. We are working with early users of our QAA product, to find related problems that are large and complex enough to benefit from quantum acceleration. The finance industry has used quantitative finance software applications for several decades. However, existing software applications have been limited in their performance due to the lack of computing power needed to solve the relevant classes of optimization problems.

We are continuing to develop software to address two classes of financial optimization problems: Asset allocation and Yield Curve Trades. For asset allocation, our target clients are the asset allocation departments of large funds, who we envision using our application to improve their allocation of capital into various asset classes.

Development of these algorithms has been on-going for the past four quarters and we have been working with beta clients for our financial application since August of 2019. Once client beta testing is completed we plan to hire sales staff to begin commercial sales and marketing anticipated to begin in the third or fourth quarter of 2020.

Results of Operations

Three Months Ended March 31, 2020 vs. March 31, 2019

Revenues

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended March 31, 2020 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company is currently in beta testing of the products it has developed and the Company has not yet sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the three months ended March 31, 2020 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $1,738,392 as compared with $583,139 for the comparable prior year period, an increase of $1,155,253, or 198%. The increase in operating expenses is due in large part to the $941,100 increase in stock based compensation expense in the first quarter of 2020 compared with the comparable period in 2019. In addition, changes in the number and composition of staff resulted in a $49,177 increase in salary and benefit expenses, and a $193,392 increase in research and development expenses, offset in part by an $18,067 decrease in legal and audit fees, compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended March 31, 2020 was $698,179 as compared with a net loss of $635,673 for the comparable prior year period, an increase of $62,605. The increase in net loss is primarily due to the increase in operating expenses, noted above, offset by $425,000 in other income from a legal settlement, and a $670,598 reduction in interest expense associated with the mark to market repricing of a convertible promissory note derivative recorded in the current period compared to the comparable prior year period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $4,545,000 through private placements of Convertible Promissory Notes for a total of $4,620,000 in new investment. The Company has no bank loans or lines of credit, and no long term debt obligations. As of March 31, 2020 the Company had cash and equivalents of $199,331 on hand.

The following table summarizes total current assets, liabilities and working capital at March 31, 2020, compared to December 31, 2019:

	March 31, 2020	December 31, 2019	Increase/(Decrease)
Current Assets	$213,652	$122,649	$91,0003
Current Liabilities	$2,445,670	$2,960,537	$(541,868)
Working Capital (Deficit)	$(2,204,745)	$(2,812,293)	$607,548

At March 31, 2020, we had a working capital deficit of $2,204,745 as compared to working capital deficit of $2,812,293, at December 31, 2019, a decrease of $607,548. The decrease in working capital deficit is primarily attributable to a decrease in Note Derivative liability resulting from marking to market as of March 31, 2020.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was $268,709 and $434,344, respectively. The net loss for the three months ended March 31, 2020 and 2019, was $698,179 and $635,673, respectively.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were $3,258 and $ 0, respectively representing a $3,258 increase in investments for computer equipment in 2020 compared with the first three months of 2019.

Net cash provided in financing activities for the three months ended March 31, 2020 was $370,198 and cash flows provided in the same period of 2019 was $ 0. Cash flows provided in financing activities during the first three-month period in 2020 were primarily attributable to issuance of convertible notes and the exercise of warrants issued with those notes.  No cash flows were provided by financing activities during 2019 were the first quarter of 2019.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2020, we have funded our operations through the sale of convertible debt securities and income from a legal settlement with REMTC. As of May 8, 2020, we had cash on hand of approximately $318,181. We have approximately $8,795 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Our current capital and revenues are not sufficient to fund such expansion and we will continue to rely on the sale of our debt and or equity securities to fund operations.

Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities will be the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the three-month periods ended March 31, 2020 and 2019, and has an accumulated deficit of $29,459,134 and $21,015,540 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

Off Balance Sheet Arrangements

During the three months ended March 31, 2020 or for fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

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

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2019 and March 31, 2020 we had no finance leases.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2019 and March 31, 2020 we had no finance leases.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

None

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

QUANTUM COMPUTING INC.

Dated: May 12, 2020	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer