Form 10-Q
period 2020-06-30
Quantum Computing Inc.
filed 2020-08-10
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 7, 2020, there were 12,091,190 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	June 30,	December 31
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$496,601	$101,100
Prepaid Expenses	8,586	21,549
Lease right-of-use	-	-
Fixed Assets (net of depreciation)	25,692	25,596
Total assets	$530,879	$148,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$289,569	$218,261
Accrued Expenses	285,175	152,547
Lease Liability	-	-
Derivative Liability	918,674	980,730
Loans Payable	258,175	-
Convertible promissory notes – related party	100,000	100,000
Convertible promissory notes	1,672,055	1,509,000
Total liabilities	3,523,844	2,960,538

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 8,911,190 and 7,362,046 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	891	736
Additional paid-in capital	17,960,854	17,002,297
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,798,835
APIC-Stock Based Compensation	5,484,188	4,246,794
Subscription Receivable	(100,000)	(100,000)
Accumulated deficit	(31,237,733)	(28,760,955)
Total stockholders’ equity (deficit)	(2,992,965)	(2,812,293)
Total liabilities and stockholders’ equity (deficit)	$530,879	$148,245

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit			-	-
Salaries	298,871	231,727	134,046	116,081
Consulting	140,212	173,963	64,050	86,938
Research & Development	680,356	296,448	335,673	145,158
Stock Based Compensation	1,237,405	1,558,750	225,055	1,487,500
Selling General & Administrative -Other	299,105	305,233	158,732	147,305
Operating expenses	2,655,949	2,566,121	917,556	1,982,982
Loss from Operations	(2,655,949)	(2,566,121)	(917,556)	(1,982,982)
Interest Income – Money Market	27	7,044	2	4,169
Interest Expense – Promissory Notes	(169,565)	(109,823)	(143,013)	(54,413)
Interest Expense - Beneficial Conversion Feature	(100,000)	-	-	-
Interest Expense – Derivatives & Warrants	1,488,794	-	746,692	-
Interest Expense – Financing Costs	(1,472,494)	-	(1,472,494)	-
Misc. Income	432,500	-	7,500	-
Other income (expense)	179,171	(102,779)	(861,043)	(50,244)

Federal income tax expense	-	-	-	-
Net loss	$(2,476,778)	$(2,668,900)	$(1,778,599)	$(2,033,226)

Weighted average shares - basic and diluted	8,911,190	5,299,161	8,911,190	5,299,161
Loss per share - basic and diluted	$(0.28)	$(0.50)	$(0.20)	$(0.38)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2019

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, December 31, 2018	4,724,161	$472	$18,862,449	$(20,379,867)	$(1,516,946)

Issuance of shares for cash	-	-	-	-	-
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Stock based compensation	25,000	3	71,247	-	71,250
Net loss	-	-	-	(635,673)	(635,673)
BALANCES, March 31, 2019	4,749,161	$475	$18,933,696	$(21,015,540)	$(2,081,369)

Issuance of shares for cash	200,000	20	19,980	-	20,000
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Stock based compensation	350,000	35	1,487,465	-	1,487,500
Net loss	-	-	-	(2,033,227)	(2,033,227)
BALANCES, June 30, 2019	5,299,161	$530	$20,441,142	$(23,048,767)	$(2,607,096)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2020

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)

Issuance of shares for cash	287,000	28	430,472	-	430,500
Beneficial Conversion Feature			100,000		100,000
Subscription Receivable			-	-	-
Derivatives & Warrants			(237,124)	-	(237,124)
Stock Options			783,100	-	783,100
Stock based compensation	115,000	12	229,238	-	229,250
Net loss	-	-	-	(698,179)	(698,179)
BALANCES, March 31, 2020	7,764,046	$776	$27,253,612	$(29,459,134)	$(2,204,745)
Issuance of shares for cash	1,147,144	115	1,954,823	-	1,954,938
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			(1,189,614)	-	(1,189,614)
Stock Options			225,056	-	225,056
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(1,778,599)	(1,778,599)
BALANCES, June 30, 2020	8,911,190	$891	$28,243,877	$(31,237,733)	$(2,992,964)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,476,778)	$(2,668,900)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	12,964	(14,025)
Depreciation	3,161	701
Accounts Payable	71,308	43,527
Accrued Expenses	132,629	117,961
Derivative Mark to Market	(62,056)	-
Stock Based Compensation	1,237,406	1,558,750
Warrant Repricing	(1,426,738)	-
Beneficial Conversion Feature	100,000	-
CASH USED IN OPERATING ACTIVITIES	(2,408,104)	(933,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(3,258)	-
CASH USED IN INVESTING ACTIVITIES	(3,258)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Convertible Promissory Notes	(163,055)	(26,000)
Proceeds from loans	258,371	-
Proceeds from stock issuance	2,385,437	-
CASH PROVIDED BY FINANCING ACTIVITIES	2,806,863	(26,000)

Net increase (decrease) in cash	395,501	(959,936)

Cash, beginning of period	101,100	1,767,080

Cash, end of period	$496,601,	$807,144

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$122,993	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Subscription receivable created from issuance of note payable	$-	$-

NON-CASH FINANCING ACTIVITIES
Note payable issued in exchange for a Subscription receivable	--	--
Common stock issued for compensation	229,250	1,558,750
Convertible Promissory Notes issued as Compensation – related party	$-	$-

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

Basis of Presentation:

The accompanying Balance Sheet as of June 30, 2020, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2020, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2019 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

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

	June 30,
	2020	2019
Net operating loss carry-forwards	$1,916,401	$939,829
Valuation allowance	(1,916,401)	(939,829)
Net deferred tax assets	$-	$-

At June 30, 2020, the Company had net operating loss carry forwards of approximately $1,916,401.

The Company experienced a change in control during the 2018 calendar year and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of June 30, 2020, the Company expects that the carryback of NOL's will not have an impact on its current tax attributes.

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the six-month periods ended June 30, 2020 and 2019, and has an accumulated deficit of $31,237,733 and $23,048,767 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

Note 5 – Subscription Receivable

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 9 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before December 31, 2020. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share (see Note 9 – Subsequent Events).

Note 6 – Property and Equipment

	June 30,	December 31,
Classification	2020	2019
Hardware & Equipment	$31,610	$28,353
Software	0	0
Total cost of property and equipment	31,610	28,353
Accumulated depreciation	5,918	2,757
Property and equipment, net	$25,692	$25,596

The Company made Property and Equipment acquisitions of $3,258 during the six months ended June 30, 2020. The Company depreciates computer equipment over a period of five years.

Note 7 – Convertible Promissory Notes and Loans

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

In February 2020, the Company entered into an agreement with the Auctus Fund LLC to reduce the exercise price of the $2.75 per share Warrants to $1.50 per share. No other changes were made to the terms of the Warrants or the Convertible Note held by the Auctus Fund. In February, the Auctus Fund LLC exercised 167,000 warrants at $1.50 per share, resulting in total proceeds to the Company of $250,500.

In February 2020, the Board authorized a private placement of convertible promissory notes in the aggregate amount up to $5,000,000 at a conversion price of $1.50 per share (the “2020 Convertible Note Offering”).  The Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at any time prior to or at the Maturity Date, twelve months from the Issuance Date.  In connection with the 2020 Convertible Note Offering, the Company has received funds of $100,000 as of June 30, 2020. The Board closed the 2020 Convertible Note Offering to further investment in June 2020.

On May 8, 2020 the Company repaid the outstanding principal balance of the Auctus convertible note, including accrued interest and prepayment penalty interest, for a total of $462,691.

On May 28, 2020, the Company entered into an agreement with Auctus Fund LLC to reduce the exercise price of the Amended First Warrants from $1.50 per share to $1.00 per share, and to reduce the exercise price of the Second Warrants from $3.75 to $2.50 per share. No other changes were made to the terms of the Warrants or the Convertible Note held by Auctus Fund. In May, Auctus Fund LLC exercised 50,000 warrants at $1.00 per share, resulting in total proceeds to the Company of $50,000. In June, Auctus Fund LLC exercised 183,000 warrants at $1.00 per share, resulting in total proceeds to the Company of $183,000.

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

The Registration Rights Agreement provides that the Company shall (i) file with the Commission the Registration Statement by June 1, 2020; and (ii) use its best efforts to have the Registration Statement declared effective by the Commission at the earliest possible date (and in any event, within sixty (60) days of the Execution Date). The Company filed the Registration Statement on May 21, 2020, The Registration Statement went effective on June 3, 2020.

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

In April 2020, the Company applied to the US Small Business Administration (the “SBA”) for a loan under the Economic Injury Disaster Loan (EIDL) program. In May the SBA informed the Company that the EIDL loan application had been declined, but that the SBA would provide a $10,000 forgivable advance under the EIDL program.

In May 2020, the Company raised $30,000 from three stockholders in the form of short term, non-interest bearing, promissory notes, each in the amount of $10,000. The promissory notes mature December 31, 2020 and the Company has the right to prepay the notes prior to that date without penalty.

In May 2020 the Company applied to the Loudoun County (Virginia) Economic Development Authority (the “SBA”) for a grant under the COVID-19 Business Interruption Fund (BIF) program. In June the SBA informed the Company that the Company had been selected for a BIF grant in the amount of $7,500.

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

In June 2020, the Company entered into twelve month Lock Up – Leak Out agreements with fifty holders of approximately 2 million shares of restricted stock in exchange for 443,273 incentive shares. Under the Lock Up-Leak Out agreements the stockholders are precluded from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of their shares until June 11, 2021 and after that date they agreed to limit daily sales to no more than ten percent (10%) of the average daily trading volume of the Company’s stock for the previous three trading days.

On June 10, 2020 the Board authorized a private placement of common stock with fifty percent (50%) warrant coverage at an exercise price of $2.00 in the aggregate amount up to $1,000,000 at a stock price of $1.00 per share (the “2020 Equity Offering”). In connection with the 2020 Equity Offering, the Company received funds of $300,000 as of June 30,2020.

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

In July 2020, the Company offset an invoice for business development and investor relations services performed under a consulting agreement with one of the Initial Investors in the amount of $100,000, as payment in full of a promissory note from the Initial Investor which was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. Accordingly, the Company’s Convertible Promissory Note held by this Initial Investor has been deemed fully satisfied and the subscription receivable cancelled. Additionally, in July 2020, the Initial Investor converted 5,000 of its Promissory Note into 50,000 shares of common stock.

In July 2020, one of the Company’s Initial Investors, and a member of the Board of Directors, converted their Promissory Note in the amount of $100,000, convertible at $0.10 per share, into one million (1,000.000) shares of stock.

On July 28, 2020, the Company consummated the initial closing of the 2020 Equity Offering, whereby the Company entered into a Subscription Agreement (the “Subscription Agreement”) with two accredited investors (the “Investors”), pursuant to which the Investors purchased shares of the Company’s common stock, par value $0.0001 per share, in the aggregate amount of $330,000, for a total of 330,000 shares of Common Stock (the “Common Stock”), and Warrants to purchase 165,000 shares of Common Stock (the “Warrants”, and together with the Common Stock, the “Units”) at a purchase price of $1.00 per Unit (the “Purchase Price”). Pursuant to the Subscription Agreements, each Investor is entitled to 50% Warrant coverage, such that the Investors received one Warrant for every two shares of Common Stock purchased. The Warrants are exercisable at a price of $2.00 per share, subject to adjustment from the date of issuance through July 28, 2025.

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

Overview

At the present time, we are a development stage company with limited operations.  The Company is currently developing “quantum ready” software applications and solutions for companies that want to leverage the promise of quantum computing. We believe the quantum computer holds the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over classic computing, the software tools and applications to accelerate real-world problems must be developed to deliver quantum computing’s full promise. We specialize in quantum computer-ready software application, analytics, and tools, with a mission to deliver differentiated performance using non-quantum processors in the near-term.

We are leveraging our collective expertise in finance, computing, mathematics and physics to develop a suite of quantum software applications that may enable global industries to utilize quantum computers, quantum annealers and digital simulators to improve their processes, profitability, and security. We primarily focus on the quadratic unconstrained binary optimization (QUBO) formulation, which is equivalent to the Ising model implemented by hardware annealers, both non-quantum from Fujitsu and others and quantum from D-Wave Systems, and also mappable to gate-model quantum processors. We have built a software stack that maps and optimizes problems in the QUBO form and then solves them powerfully on cloud-based processors. Our software is designed to be capable of running on both classic computers and on annealers such as D-Wave’s quantum processor. We are also building applications and analytics that deliver the power of our software stack to high-value discrete optimization problems posed by financial, bio/pharma, and cybersecurity analysts. The advantages our software delivers can be faster time-to-solution to the same results, more-optimal solutions, or multiple solutions.

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

Results of Operations

Three Months Ended June 30, 2020 vs. June 30, 2019

Revenues

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended June 30, 2020 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the three months ended June 30, 2020 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were $917,556 as compared with $1,982,982 for the comparable prior year period, a decrease of $1,065,425, or 54%. The decrease in operating expenses is due in large part to the $1,262,445 decrease in stock-based compensation expense in the second quarter of 2020 compared with the comparable period in 2019. In addition, changes in the number and composition of staff resulted in a $17,965 increase in salary and benefit expenses, and a $190,515 increase in research and development expenses, offset in part by a $22,888 decrease in consulting fees, compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended June 30, 2020 was $1,778,599 as compared with a net loss of $2,033,226 for the comparable prior year period, a decrease of $254,627 or 12.5%. The decrease in net loss is primarily due to the decrease in operating expenses, offset by $814,131 in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, replacing one derivative with another, granting warrants, and repricing existing warrants, and other financing related expenses recorded in the current period compared to the comparable prior year period.

Six Months Ended June 30, 2020 vs. June 30, 2019

Revenues

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the Six months ended June 30, 2020 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the Six months ended June 30, 2020 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the Six months ended June 30, 2020 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the Six months ended June 30, 2020 were $2,655,949 as compared with $2,566,120 for the comparable prior year period, an increase of $89,828, or 3.5%. The increase in operating expenses is due in large part to the $383,908 increase in research and development expenses, offset in part by a $321,345 decrease in stock-based compensation expense in the first half of 2020 compared with the comparable period in 2019. In addition, changes in the number and composition of staff resulted in a $67,144 increase in salary and benefit expenses, and a $33,751 decrease in consulting expenses, coupled with an $11,400 decrease in audit fees, compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the Six months ended June 30, 2020 was $2,476,778 as compared with a net loss of $2,668,899 for the comparable prior year period, a decrease of $192,122 or 7.2%. The decrease in net loss is primarily due to the increase in operating expenses, noted above, offset by $432,500 in other income from a legal settlement and a local government business grant, and a $143,533 increase in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, replacing one derivative with another, granting warrants, and repricing existing warrants, and other financing related expenses recorded in the current period compared to the comparable prior year period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $75,000 through private placement of equity and $5,341,055 through private placements of Convertible Promissory Notes for a total of $5,416,055 in new investment. The Company has no bank loans or lines of credit, and no long-term debt obligations. As of June 30, 2020, the Company had cash and equivalents of $496,601 on hand.

The following table summarizes total current assets, liabilities and working capital at June 30, 2020, compared to December 31, 2019:

	June 30, 2020	December 31, 2019	Increase/(Decrease)
Current Assets	$505,187	$122,649	$382,538
Current Liabilities	$3,523,844	$2,960,538	$(563,306)
Working Capital (Deficit)	$(3,018,657)	$(2,837,889)	$180,768

At June 30, 2020, we had a working capital deficit of $3,018,657 as compared to working capital deficit of $2,837,889 at December 31, 2019, an increase of $180,768. The increase in working capital deficit is primarily attributable to an increase in accrued expenses and short-term loans resulting from deferring payments to some suppliers and obtaining new sources of debt financing.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $2,408,104 and $933,936, respectively. The net loss for the six months ended June 30, 2020 and 2019, was $2,476,778 and $2,668,900, respectively.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 were $3,258 and $ 0, respectively representing a $3,258 increase in investments for computer equipment in 2020 compared with the first six months of 2019.

Net cash provided in financing activities for the six months ended June 30, 2020 was $2,806,863 and cash flows provided (used) in the same period of 2019 was ($26,000.) Cash flows provided in financing activities during the first six-month period in 2020 were primarily attributable to issuance of convertible notes, conversion of convertible notes to stock, and the exercise of warrants issued with those notes.  The cash flow used in financing activities during the first six months of 2019 were related to the redemption of a convertible promissory note.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2020, we have funded our operations through the sale of convertible debt securities and exercise of warrants issued in conjunction with convertible debt, and income from a legal settlement with REMTC. As of August 10, 2020, we had cash on hand of approximately $345,149. We have approximately $8,795 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

The Company has earned no revenue from operations in the six-month periods ended June 30, 2020 and 2019, and has an accumulated deficit of $31,237,733 and $23,048,767 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

Off Balance Sheet Arrangements

During the six months ended June 30, 2020 or for fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A.  Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020, other than the following:

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business could be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments could cause disruption to our operations and sales activities. Our third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions which could adversely affect our business, operations and customer relationships. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than described below, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

In March 2020 the Company’s senior management team, including its Chief Executive Officer and Chief Financial Officer, agreed to defer fifty percent (50%) of their salaries through May 31, 2020 to conserve cash during the COVID-19 pandemic shutdown, in exchange for options issued pursuant to the Company’s stock incentive plan in May 2020 the Company granted options for a total of 247,000 shares to these employees, including 75,000 options and 45,000 options to the Company’s Chief Executive Officer and Chief Financial Officer, respectively.  The options vest over a period of three years from the date salary deferral was agreed to at an exercise price of $1.00 per share.

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

QUANTUM COMPUTING INC.

Dated: August 10, 2020	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

Dated: August 10, 2020	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer