Form 10-Q
period 2020-09-30
Quantum Computing Inc.
filed 2020-11-13
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 11, 2020, there were 17,790,875 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Balance Sheets

(Unaudited)

	September 30,	December 31
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$3,978,433	$101,100
Prepaid Expenses	5,297	21,549
Lease right-of-use	-	-
Fixed Assets (net of depreciation)	24,112	25,596
Total assets	$4,007,842	$148,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$171,322	$218,261
Accrued Expenses	257,742	152,547
Lease Liability	-	-
Derivative Liability	1,148,128	980,730
Loans Payable	258,371	-
Convertible promissory notes – related party	80,000	100,000
Convertible promissory notes	1,472,055	1,509,000
Total liabilities	3,387,618	2,960,538

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 17,184,875 and 7,362,046 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,718	736
Additional paid-in capital	26,568,047	17,002,297
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,798,835
APIC-Stock Based Compensation	12,046,681	4,246,794
Subscription Receivable	-	(100,000)
Accumulated deficit	(42,895,057)	(28,760,955)
Total stockholders’ equity (deficit)	620,224	(2,812,293)
Total liabilities and stockholders’ equity (deficit)	$4,007,842	$148,245

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit			-	-
Salaries	419,284	352,381	120,414	119,598
Consulting	425,112	254,053	284,900	81,145
Research & Development	967,376	553,376	287,020	256,928
Related Party Marketing	97,603	-	97,603
Stock Based Compensation	7,800,098	214,885	6,562,693	(1,343,866)
Selling General & Administrative -Other	1,622,658	407,266	1,323,553	102,036
Operating expenses	11,332,131	1,781,961	8,676,183	(784,159)

Loss from Operations	(11,332,131)	(1,781,961)	(8,676,183)	784,159
Interest Income – Money Market	27	8,522	-	1,478
Interest Expense – Promissory Notes	(197,456)	(125,157)	(27,799)	(15,333)
Interest Expense - Beneficial Conversion Feature	(100,000)	-	-	-
Interest Expense – Derivatives & Warrants	(705,048)	-	(2,193,842)	-
Interest Expense – Financing Costs	(2,231,994)	-	(759,500)	-
Misc. Income	432,500	-	-	-
Other income (expense)	(2,801,971)	(116,635)	(2,981,141)	(13,855)

Federal income tax expense	-	-	-	-

Net loss	$(14,134,102)	$(1,898,596)	$(11,657,324)	$770,304

Weighted average shares - basic and diluted	17,184,875	7,362,046	17,184,875	7,362,046

Loss per share - basic and diluted	$(0.82)	$(0.26)	$(0.68)	$0.10

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

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2020

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)
Issuance of shares for cash	287,000	28	430,472	-	430,500
Beneficial Conversion Feature			100,000		100,000
Subscription Receivable			-	-	-
Derivatives & Warrants			(237,124)	-	(237,124)
Stock Options			783,100	-	783,100
Stock based compensation	115,000	12	229,238	-	229,250
Net loss	-	-	-	(698,179)	(698,179)
BALANCES, March 31, 2020	7,764,046	$776	$27,253,612	$(29,459,134)	$(2,204,745)

Issuance of shares for cash	1,147,144	115	1,954,823	-	1,954,938
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			(1,189,614)	-	(1,189,614)
Stock Options			225,056	-	225,056
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(1,778,599)	(1,778,599)
BALANCES, June 30, 2020	8,911,190	$891	$28,243,877	$(31,237,733)	$(2,992,964)

Issuance of shares for cash	4,524,500	452	4,762,603	-	4,763,055
Issuance of shares for debt conversion	1,269,185	127	223,650		223,777
Issuance of shares for services	480,000	480	1,656,552		1,656,600
Beneficial Conversion Feature			-		-
Subscription Receivable			100,000	-	100,000
Derivatives & Warrants			1,964,388	-	1,964,388
Stock Options			-	-	-
Stock based compensation	2,000,000	200	6,562,493	-	6,562,693
Net loss	-	-	-	(11,657,324)	(11,657,324)
BALANCES, September 30, 2020	17,184,875	$1,718	$43,513,563	$(42,895,057)	$620,225

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Statement of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,134,102)	$(1,898,596)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	16,252	15,804
Depreciation	4,742	1,431
Accounts Payable	(46,939)	107,875
Accrued Expenses	105,196	13,971
Derivative Mark to Market	167,398	-
Stock Based Compensation	7,800,087	214,874
Warrant Repricing	537,650	-
Beneficial Conversion Feature	100,000	-
CASH USED IN OPERATING ACTIVITIES	(5,449,716)	(1,544,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(3,258)	(13,077)
CASH USED IN INVESTING ACTIVITIES	(3,258)	(13,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Convertible Promissory Notes	(56,945)	(2,061,500)
Proceeds from loans	258,371	-
Subscription Receivable	100,000	-
Proceeds from stock issuance	9,028,881	2,160,536
CASH PROVIDED BY FINANCING ACTIVITIES	9,330,307	(99,036)

Net increase (decrease) in cash	3,877,333	(1,458,683)
Cash, beginning of period	101,100	1,767,080
Cash, end of period	$3,978,433	$308,397

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$447,993	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES
Subscription receivable created from issuance of note payable	$-	$-

NON-CASH FINANCING ACTIVITIES
Note payable issued in exchange for a Subscription receivable	(100,000)	--
Common stock issued for compensation	7,800,098	214,874
Convertible Promissory Notes issued as Compensation – related party	$-	$-

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

QUANTUM COMPUTING INC.
(Formerly Innovative Beverage Group Holdings, Inc.)
Notes to Financial Statements
(Unaudited)

The Company has adopted a “two-division” development strategy for quantum computing applications:

●	Software Applications to solve high value compute-intensive problems, and

●	Software Stack that enables the Software Applications to run on a variety of quantum computers, including annealers and gate quantum computers.

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

Basis of Presentation:

The accompanying Balance Sheet as of September 30, 2020, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2020, and the cash flows and results of operations for the three and Nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the Nine months ended September 30 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2019 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

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

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a minor impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $2,491 to operating lease right-of-use asset and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date of January 1, 2019. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. As of December 31, 2019 and September 30, 2020 we had no finance leases.

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

QUANTUM COMPUTING INC.
(Formerly Innovative Beverage Group Holdings, Inc.)
Notes to Financial Statements
(Unaudited)

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2019 and September 30, 2020 we had no finance leases.

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

	September 30,
	2020	2019
Net operating loss carry-forwards	$2,266,446	$1,088,955
Valuation allowance	(2,266,446)	(1,088,955)
Net deferred tax assets	$-	$-

At September 30, 2020, the Company had net operating loss carry forwards of approximately $2,66,446.

The Company experienced a change in control during the 2018 and 2019 calendar years and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

On March 27, 2020, the United States enacted the CARES Act as a response to the economic uncertainty resulting from COVID-19. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of September 30, 2020, the Company expects that the carryback of NOL’s will not have an impact on its current tax attributes.

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned no revenue from operations in the Nine-month periods ended September 30, 2020 and 2019, and has an accumulated deficit of $42,895,057 and $22,278,462 respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

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

In 2019 the Company engaged the Initial Investor as a consultant to provide advisory services for a one-year period. Upon satisfactory completion of the agreed services in July 2020, the Company deemed the services to be sufficiently valuable that in lieu of cash payment of invoice submitted the Company offset the invoice against the balance of the promissory note, which has been deemed paid in full. The Initial Investor has converted $20,000 of its Convertible Promissory Note into 200,000 shares of common stock as of September 30, 2020.

Note 6 – Property and Equipment

Classification	September 30, 2020	December 31, 2019
Hardware & Equipment	$31,610	$28,353
Software	0	0
Total cost of property and equipment	31,610	28,353
Accumulated depreciation	7,498	2,757
Property and equipment, net	$24,112	$25,596

The Company made Property and Equipment acquisitions of $3,258 during the Nine months ended September 30, 2020. The Company depreciates computer equipment over a period of five years.

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

On May 8. 2020 the Company repaid the outstanding principal balance of the Auctus convertible note, including accrued interest and prepayment penalty interest, for a total of $462,691.

In July 2020 the Company converted $100,000 principal amount of Convertible Promissory Notes convertible at $0.10 into 1,000,000 restricted shares of common stock per the terms of the Convertible Note subscription agreement the Company entered into in 2018 the accredited investor, currently a member of the Company’s Board of Directors.

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

On May 8, 2020, the Company entered into an agreement with the Auctus Fund LLC to reduce the exercise price of the Amended First Warrants from $1.50 per share to $1.00 per share, and to reduce the exercise price of the Second Warrants from $3.75 to $2.50 per share. No other changes were made to the terms of the Warrants or the Convertible Note held by the Auctus Fund. In May, the Auctus Fund LLC exercised 50,000 warrants at $1.00 per share, resulting in total proceeds to the Company of $50,000. In June, the Auctus Fund LLC exercised 183,000 warrants at $1.00 per share, resulting in total proceeds to the Company of $183,000.

In April 2020 the Company applied to the US Small Business Administration (the “SBA”) for a loan under the Economic Injury Disaster Loan (EIDL) program. In May the SBA informed the Company that the EIDL loan application had been declined, but that the SBA would provide a $10,000 forgivable advance under the EIDL program.

In May 2020 the Company raised $30,000 from three stockholders in the form of short term, non-interest bearing, promissory notes, each in the amount of $10,000. The promissory notes mature December 31, 2020 and the Company has the right to prepay the notes prior to that date.

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

In June 2020, the Company entered into twelve month Lock Up – Leak Out agreements with fifty holders of approximately 2 million shares of restricted stock in exchange for 443,273 incentive shares. Under the Lock Up-Leak Out agreements the stockholders are precluded from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of their shares until June 11, 2021 and after that date they agreed to limit daily sales to no more than ten percent (10%) of the average daily trading volume of the Company’s stock for the previous three trading days. Two additional holders of a total of 50,000 shares also entered into 12-month LockUp-Leak Out agreements, however, due to an administrative oversight, the Company did not issue their incentives shares, totaling 10,000 shares, until September 2020.

On June 10, 2020 the Board authorized a private placement of common stock with fifty percent (50%) warrant coverage at an exercise price of $2.00 in the aggregate amount up to $3,000,000 at a stock price of $1.00 per share (the “2020 Units Offering”). In connection with the 2020 Units Offering, the Company received funds of $342,000 as of August 24, 2020, and issued 342,000 shares of Common Stock and Warrants to purchase 171,000 shares of Common Stock. The Board closed the 2020 Units Offering to further investment in August 2020.

In June 2020 the Company issued 300,000 shares of common stock to Capital Market Access, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Capital Market Access, LLC in May 2020.

QUANTUM COMPUTING INC.
(Formerly Innovative Beverage Group Holdings, Inc.)
Notes to Financial Statements
(Unaudited)

On July 24, 2020, the Company entered into Restricted Stock Agreements (the “Restricted Stock Agreements”) with certain of its senior managers, including certain directors and officers, listed in the table below (each, a “Grantee” and together, the “Grantees”), pursuant to the 2019 Quantum Computing Inc. Equity and Incentive Plan (the “Incentive Plan”). Pursuant to the terms of the Restricted Stock Agreements, the stock grants are one hundred percent (100%) vested as of the date of grant, but are subject to the Company’s right to recoup or “clawback” a portion of the shares if the Grantee terminates their employment prior to the second anniversary of the date of grant, in accordance with the following schedule: (i) the Company can recoup 100% of the shares until May 31, 2021, and (ii) the Company can recoup 50% of the shares between June 1, 2021 and May 31, 2022. As of June 1, 2022, the Company has no further recoupment rights to the shares. The stock grants are also subject to LockUp agreements for three years from the Grantee’s date of employment. The Lock Up Agreements preclude the Grantees from selling, granting, lending, pledging, offering or in any way, directly or indirectly disposing of the shares in the Restricted Stock Agreements. In the aggregate the Company issued 2,000,000 shares to its senior managers, including the directors and officers listed below. The shares were granted at $3.16 per share.

Name of Grantee	Position	Number of Shares
Robert Liscouski	Chairman, Chief Executive Officer, President	400,000
Christopher Roberts	Chief Financial Officer, Director	400,000

In August 2020 the Board authorized a private placement of common stock in the aggregate amount up to $4,500,000 at a stock price of $1.00 per share (the “2020 $1.00 Equity Offering”). The Company entered into Stock Purchase Agreements (the “SPA”) with approximately 94 accredited investors (the “Investors”), whereby the Investors purchased from the Company shares of the Company’s common stock in an aggregate amount of 4,237,500 (the “Shares”), for a purchase price of $1.00 per share (the “Per Share Purchase Price”) resulting in gross proceeds to the company of $4,237,500.

Under the terms of the SPA, the Investors shall have piggy-back registration rights to have the shares issued pursuant to the SPA included as part of any registration of securities filed by the Company (other than pursuant to Form S-4, Form S-8, or any equivalent form).

In connection with the Offering the Company issued an advisor 100,000 shares of the Company’s common stock and warrants to purchase an additional 325,000 shares of the Company’s common stock, at an initial exercise price) of $3.40- per share, subject to adjustment (the “Warrants”). Warrants will expire on September 11, 2025. The Board closed the 2020 Units Offering to further investment in September, 2020.

In September 2020 the Company issued 20,000 shares of common stock to Capital Market Access, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Capital Market Access, LLC in May 2020.

In September 2020 the Company issued 50,000 shares of common stock and warrants to purchase an additional 150,000 shares of the Company’s common stock, at an initial exercise price of $1.00 per share, subject to adjustment (the “Warrants”), to Bridgewater Capital Corp, a financial and business strategy consulting firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Bridgewater Capital in August 2020. The Warrants will expire on September 11, 2025.

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

JLS Ventures

To provide the Company with advertising and marketing services, the Company contracted with JLS Ventures LLC. (“JLS”), an entity wholly owned by Justin Schreiber, a member of the Company’s board of directors, to procure and manage the advertising services. The agreement with JLS is for a period of one year and is terminable upon thirty days’ notice. During the quarter ending September 30, 2020 the Company paid JLS $97,603 for advertising services.

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

In October 2020 the Board authorized a private placement of common stock in the aggregate amount up to $10,000,000 at a stock price of $2.50 per share (the “2020 $2.50 Equity Offering”). As of November 10, 2020, the Company has raised approximately $1.2 million in the 2020 $2.50 Equity Offering.

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

Overview

At the present time, we are a development stage company. The Company is currently developing “quantum ready” software applications and solutions for companies that want to leverage the promise of quantum computing. Independent of when quantum computing delivers compelling performance advantage over classic computing, the software tools and applications to accelerate real-world problems must be developed to deliver quantum computing’s full promise. We specialize in quantum computer-ready software application, analytics, and tools, with a mission to deliver differentiated performance using non-quantum processors in the near-term.

Quantum computing is a fundamentally new paradigm compared with conventional silicon-based computing, requiring a new and highly technical set of skills to create the software that will drive quantum results. Organizations seeking to gain advantage from the promise of quantum technology must acquire and develop skills in quantum mechanics, mathematics and physics, and a deep knowledge of the ever-changing quantum hardware. The pool of people with those skills today is limited and in high demand.

By reducing the barriers to adoption for commercial and government entities to use quantum computing technologies to solve their most complex problems, we believe our products will accelerate quantum technology adoption similar to the adoption curve that has been witnessed with artificial intelligence.

Products and Products in Development

MUKAI

The Company’s primary offering is the Mukai platform. Mukai enables developers to create and execute quantum-ready applications on classical computers, while being ready to run on quantum computers where those systems achieve performance advantage. Mukai performs the complex problem transformations necessary to be executed on a variety of quantum platforms today, and users can call upon the same Mukai APIs (Application Programming Interfaces) to achieve optimization performance advantages on conventional computers using our cloud-based solution.

Mukai is the only quantum acceleration platform available today, dramatically reducing the time-to-quality results and the associated costs for both classical and quantum computers. Unlike more common toolsets that require deep level quantum expertise to build new quantum problems and workflows, Mukai is not a tool kit, but a complete platform. It accelerates performance and results on classic and quantum computers, with no additional quantum programming or quantum computing expertise required. This is why it is unique in its approach to the quantum computing industry. Instead of invoking a team of quantum specialists to transform an optimization problem, a subject matter expert (“SME”) or programmer submits their current problem via a software API to the Mukai cloud-based platform. Mukai manages the workflow, optimizations, and results, without any further intervention by the user. Mukai provides a unique advantage to reduce applications development risks and costs by eliminating the need for scarce high-end quantum programmers.

Mukai is integrated with the Amazon Cloud BRAKET API, offering access to multiple Quantum Processing Units (“QPUs”) including DWave, Rigetti, and IonQ. Mukai also integrates directly with IBM’s QPUs.

By using Mukai, application developers can run their applications on any or all of the available QPUs by merely selecting which QPU they prefer to run on based on the desired performance results of the application. This is an enormous advantage over any other toolkit or platform in the market today. These advantages are significant not just for application developers but for any company that is considering using or exploring quantum computing technology for business applications.

Mukai also eliminates the need for the low-level hardware programming expertise required by toolkits. This programming is time consuming and must be updated constantly as QPUs evolve and change, resulting in significant development costs. Mukai automatically optimizes the same problem submitted by a SME for multiple Quantum and Classical Processors. The SME or programmer selects one, or many, processing resources and the problem will be submitted by Mukai. This is an enormous advantage over any tool set in the market today. These advantages are significant not just for application developers but for any company that is considering using or exploring quantum computing technology for business applications.

SOLVERS

Built into Mukai are several solvers, primarily “QBSolv.” QBSolv addresses time-bound optimization problems where the outcome is driven by a hard time constraint. QBSolv is a highly optimized classical application that has demonstrated significant performance advantages over current solvers in the market today. The QBsolv application expands the range of solution option outcomes for optimization problems, presenting organizations with the capability to make better decisions. Furthermore, because of QBSolv’s performance advantages it is able to uncover new solution options for problems that are currently unattainable with today’s solvers.

It is important to note that our solvers deliver these performance advantages while running on today’s conventional computers and will significantly improve performance as better QPU technology becomes available. To that end, the Company is beginning to seek marketing and distribution partnerships where our current solver technologies can be deployed to enable industry-specific application performance.

The Company is also working on software products to address community detection to aid researchers in discovering correlations that may not have been imagined. Community detection holds significant promise in pharmaceutical applications such as evaluating client trial outcomes, and in epidemiology to enable detection of common factors among a population.

In addition to commercial markets, QCI is pursuing a number of US government funded opportunities.

The US Government, through the National Quantum Initiative Act of 2018 (Public Law No: 115-368 - 12/21/2018) directed the President to implement a National Quantum Initiative Program to, among other things, establish the goals and priorities for a 10-year plan to accelerate the development of quantum information science and technology applications. (Sec. 103) The National Science and Technology Council shall establish a Subcommittee on Quantum Information Science, including membership from the National Institute of Standards and Technology (NIST) and the National Aeronautics and Space Administration (NASA), to guide program activities. (Sec. 104) The President must establish a National Quantum Initiative Advisory Committee to advise the President and subcommittee on the program and trends and developments in quantum information science and technology. Significant government funding has been allocated for research initiatives including a recent Department of Energy initiative of $625 million over the next five years to establish two to five multidisciplinary Quantum Information Science (QIS) Research Centers in support of the National Quantum Initiative. The Quantum Economic Development Consortium (QED-C), a consortium of stakeholders that aims to enable and grow the U.S. quantum industry. QED-C was established with support from the National Institute of Standards and Technology (NIST) as part of the Federal strategy for advancing quantum information science and as called for by the National Quantum Initiative Act enacted in 2018. Quantum Computing Inc. is one of the founding members of the QED-C.

QCI is pursuing a number of research areas funded by the government that directly relate to its capabilities. To strengthen its technology base, QCI has entered into a Technology Alliance Partnership agreement with Splunk, Inc. (NASDAQ: SPLK). QCI will partner with Splunk to do both fundamental and applied research and develop analytics that exploit conventional large-data cybersecurity stores and data-analytics workflows, combined with quantum-ready graph and constrained-optimization algorithms. These algorithms will initially be developed using QCI’s Mukai software platform, which enables quantum-ready algorithms to execute on classical hardware and also to run without modification on QC hardware when ready. Once proofs of concept are completed, QCI and Splunk will develop new analytics with these algorithms in the Splunk data-analytics platform, to evaluate quantum analytics readiness on real-world data. The Splunk platform/toolkits help customers address challenging analytical problems via neural nets or custom algorithms, extensible to Deep Learning frameworks through an open source approach that incorporates existing and custom libraries. The initial efforts of our partnership with Splunk will focus on three key challenges; network security and dynamic logistics and scheduling.

Results of Operations

Three Months Ended September 30, 2020 vs. September 30, 2019

Revenues

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended September 30, 2020 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the three months ended September 30, 2020 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $8,676,183 as compared with ($784,159) for the comparable prior year period, an increase of $9,460,342, or 1,206%. The increase in operating expenses is due in large part to the $7,906,559 increase in stock-based compensation expense and a $46,345 increase in legal fees in the third quarter of 2020 compared with the comparable period in 2019. In addition, changes in the number and composition of staff resulted in a $203,755 increase in consulting expenses, and a $30,092 increase in research and development expenses, compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended September 30, 2020 was $11,657,324 as compared with a net gain of $770,304 for the comparable prior year period, an increase of $12,427,628 or 1,613%. The increase in net loss is primarily due to the increase in operating expenses, primarily stock based compensation as described above, and an increase of $2,981,141 in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, issuing warrants, and other financing related expenses recorded in the current period compared to the comparable prior year period.

Nine Months Ended September 30, 2020 vs. September 30, 2019

Revenues

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the nine months ended September 30, 2020 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet completed the development and testing of any products for sale, or sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2020 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the nine months ended September 30, 2020 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $11,332,131 as compared with $1,781,961 for the comparable prior year period, an increase of $9,550,170, or 536%. The increase in operating expenses is due in large part to the $7,585,213 increase in stock-based compensation, a $414,000 increase research and development expenses, and a $47,383 increase in legal fees in the first nine months of 2020 compared with the comparable period in 2019. In addition, changes in the number and composition of staff resulted in a $66,903 increase in salary and benefit expenses, and a $171,059 increase in consulting expenses, compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2020 was $14,134,102 as compared with a net loss of $1,898,596 for the comparable prior year period, an increase of $12,235,506 or 644%. The increase in net loss is primarily due to the increase in operating expenses, noted above, plus a $3,234,497 increase in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, replacing one derivative with another, granting warrants, and repricing existing warrants, and other financing related expenses recorded in the current period compared to the comparable prior year period, offset in part by $432,500 in other income from a legal settlement and a local government business grant.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $5,489,500 through private placement of equity and $5,341,055 through private placements of Convertible Promissory Notes for a total of $10,820,555 in new investment. The Company has no bank loans or lines of credit, and no long-term debt obligations. As of September 30, 2020, the Company had cash and equivalents of $3,978,433 on hand.

The following table summarizes total current assets, liabilities and working capital at September 30, 2020, compared to December 31, 2019:

	September 30, 2020	December 31, 2019	Increase/(Decrease)
Current Assets	$3,983,730	$122,649	$3,861,081
Current Liabilities	$3,387,618	$2,960,538	$427,080)
Working Capital (Deficit)	$596,112	$(2,837,889)	$3,434,001

At September 30, 2020, we had working capital of $596,112 as compared to working capital deficit of $2,837,889 at December 31, 2019, an increase of $3,434,001. The increase in working capital is primarily attributable to an increase in cash from new sources of equity financing, net of increases in accrued expenses, short-term loans and derivative liability.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $5,449,716 and $1,544,642, respectively. The net loss for the nine months ended September 30, 2020 and 2019, was $14,134,102 and $1,898,596, respectively.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 were $3,258 and $13,077, respectively representing a $9,819 decrease in investments for computer equipment in 2020 compared with the first nine months of 2019.

Net cash provided in financing activities for the nine months ended September 30, 2020 was $9,330,307 and cash flows provided in the same period of 2019 was $99,036. Cash flows provided in financing activities during the first nine-month period in 2020 were primarily attributable to issuance of common stock and convertible notes, conversion of convertible notes to stock, and the exercise of warrants issued with those notes. The cash flow used in financing activities during the first nine months of 2019 were related to the conversion of convertible promissory notes to common stock.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During 2020, we have funded our operations through the sale of equity and convertible debt securities and exercise of warrants issued in conjunction with convertible debt, and income from a legal settlement with REMTC. As of November 11, 2020, we had cash on hand of approximately $4,858,272. We have approximately $8,795 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which are due monthly.

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

The Company has earned no revenue from operations in the nine-month periods ended September 30, 2020 and 2019, and has an accumulated deficit of $42,895,057 and $22,278,462, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or ultimately acquire an entity which the Company hopes will become profitable at some time in the near future. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking additional capital to finance the operations of the Company.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2020 or for fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Form Subscription Agreement	8-K	10.1	08/03/2020
10.2	Form Warrant	8-K	10.2	08/03/2020
10.3	Form Stock Purchase Agreement				X
10.4	Form Warrant				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: November 13, 2020	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

Dated: November 13, 2020	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer