Form 10-K
period 2020-12-31
Quantum Computing Inc.
filed 2021-03-18
CIK 1758009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $13,430,257 based on the closing price of $2.68 per share of Quantum Computing, Inc. common stock as quoted on the OTC Marketplace on that date.

As of March 16, 2021, there were 28,667,925 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

N/A.

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” “QCI” and “QUBT,” refer to Quantum Computing, Inc., a Delaware corporation, and unless the context indicates otherwise, also includes our wholly-owned subsidiary.

i

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

On January 22, 2018, while the Company was in receivership, the Company (acting through the court-appointed receiver in her capacity as CEO and sole Director of the Company) sold 500,000 shares (the “CRG Shares”) of its common stock to Convergent Risk Group (“CRG”, or “Convergent Risk”), an entity owned and operated by the Company’s Chief Executive Officer, Robert Liscouski, for $155,000. On February 21, 2018, by written consent of the majority shareholder (Convergent Risk), Mr. Robert Liscouski (the Chief Executive Officer of Convergent Risk) and Mr. Christopher Roberts were elected as members of the Company’s Board of Directors. Mr. Liscouski was simultaneously elected as Chairman of the Board. The majority shareholder also directed the Company to take the necessary action to change its domicile from North Carolina to Delaware and change its name to Quantum Computing Inc. On February 21, 2018, the Company filed Articles of Conversion in North Carolina to convert the Company to a Delaware corporation with the name changed to Quantum Computing Inc. On February 22, 2018, the Company filed a Certificate of Conversion in Delaware to convert to a Delaware corporation with the name changed to Quantum Computing Inc. and re-domiciled to the state of Delaware on February 23, 2018.

The Computing Landscape and The End of Moore’s Law

For the past 45 years or so, silicon-based processor manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently, the computer processor industry has found it increasingly difficult to offer faster, more powerful processors due to fundamental physical effects limiting further size reduction of transistors.

Quantum computing is believed to be a potential solution to the hard limits now being approached by conventional computers that utilize silicon-based processors. The date of practical relevance of quantum computers is hard to determine. We believe it could be as soon as 2021, but a more conservative estimate is that quantum computers with gradually increasing performance will be introduced by multiple vendors over the course of the next decade.

Additionally, conventional computers are known to struggle with optimization problems known as NP-complete problems, which are a class of mathematical problems that can, in principle, be solved by conventional computers, with that caveat that the time to solution will grow exponentially with the size of the problem. These NP-complete problems require complex calculations, which cannot currently be performed in any reasonable amount of time using conventional computer systems for problem sizes relevant to many industrial and government applications.

Research suggests that quantum computers may be ideally suited to run optimization algorithms, where further advancements in quantum annealing and other quantum computing hardware could result in computational benefit over currently used conventional systems. The ability to solve NP-complete problems in a reasonable period of time is of particular interest in compute-heavy fields that include, but are not limited to: big data, artificial intelligence, healthcare, and cybersecurity. We believe these are natural markets for quantum computing, due to the immense compute power required to process large data sets, which have experienced exponential growth in size and complexity in recent years.

Our Company

The Company is focused on providing software tools and applications for quantum computers. We believe there is significant business opportunity in the quantum computing industry, and that the quantum computer has the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over conventional computing, the software tools and applications necessary for accelerating real-world problems must be developed to deliver on quantum computing’s full promise.

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

In order to address the steep learning curve and highly particular skillset associated with quantum computing, the Company is developing “quantum ready” software applications and solutions for commercial and government entities looking to leverage the expected future performance of quantum computing. We are focused on being an enabler – creating software that provide the advantages of advanced computing hardware for forward thinking clients.

By reducing the barriers to adoption for commercial and government entities in using quantum computing technologies to solve their most complex problems, we believe our products will accelerate quantum technology adoption similar to the adoption curve that has been witnessed with artificial intelligence. To this end, we are leveraging our collective expertise in finance, computing, mathematics and physics to develop a suite of applications that may enable global industries to utilize quantum computers, quantum annealers and digital simulators to improve their processes, profitability, and security.

Our Strategy

While the majority of the quantum computing market is focused on Quantum Computing hardware, we realized the traditional software development toolkit (“SDK”) approach to creating quantum computing software is poorly suited for non-quantum experts, given the completely new programming paradigm.

This represents a significant barrier to entry for companies looking to leverage novel quantum computing capabilities for their business needs. Utilizing quantum computers for real-world problems requires an abstract blend of a wide range of computing and non-computing expertise, including but not limited to:

●	Subject Matter Expertise (SME): As with any problem, the first step is for a business expert to rigorously define and describe what information and/or results the business requires.

●	Programming Excellence: In the conventional computing world, a programmer will take the problem defined by a SME (subject matter expert) and implement it using standardized applications to run on the computer. In quantum computing, programmers are required to explicitly program it for the quantum computer they have access to, requiring a deep understanding of sophisticated areas of expertise.

●	Mathematics: The problems that are attractive for being solved using quantum computers require significant mathematical expertise to a) optimize the data and problem for quantum computers, b) create the quantum-specific algorithms and formulas required to solve the problem, c) iterate upon the results in a way that optimizes the performance, cost and quality of result. Mathematics is at the core of the many steps involved in quantum computing for optimizing, compressing and applying algorithms to the data for obtaining truly optimal results.

●	Quantum Mechanics: Quantum computing demands deep knowledge of the principles driving the computing itself. Unlike conventional computers which utilize 0 or 1 bits, quantum computers utilize qubits, which leverage concepts of quantum mechanics such as probabilistic computation, superposition, and entanglement. Experts much understand these concepts to create the algorithms necessary to solve problems on a quantum computer. They must know how to “map” problems and their associated data into problems that are optimized in the specific way required for a quantum computer to accept and process the problem.

●	Quantum Hardware Knowledge: QPUs (Quantum Processing Units) require that programmers manage the configuration, actions, and overall operations of all the underlying circuits utilized in solving the problem. For example, the programming to configure and access QPUs is low level and extremely complicated. This coding is proprietary to each vendor’s QPU idiosyncratic requirements, not to mention, unique to the specific count and version of QPUs in the system, right now. When the system is expended or a QPU upgraded, all the code has to be rewritten.

Given the dramatic differences in quantum computer hardware architectures currently under development, quantum software requires a dramatic shift from classic software, and requires creating every single circuit, gate, algorithm, action and process in software. Moreover, the collective requirements imposed upon companies looking to utilize quantum computers can require a training period of a year or longer, even for a highly qualified subject matter expert. Consequently, the time, difficult and expense of hiring such a diverse and deeply knowledgeable team to create quantum applications and workflows limits any organization’s ability to move forward quickly with the power of quantum computing.

Such difficulties have created a significant barrier to entry in quantum computing have informed the Company’s opportunities and goals, which are to:

1)	Deliver production-ready software that de-risk the shift to quantum computing;

2)	Empower SMEs and programmers to access the power of quantum computing without the prerequisite quantum expertise;

3)	Eliminate the vendor lock-in created by the low-level coding required for individual QPUs by allowing users to freely select the best QPU for their specific problem with no low-level coding or programming changes;

4)	Deliver the best performance results (speed, quality and diversity) at the lowest cost for our users; and

5)	Provide software and the required hardware in the cloud to make it simple and cost effective for organizations to begin leveraging quantum computing.

Products and Products in Development

Qatalyst

Qatalyst (formerly Mukai) is our answer to the current state of the quantum computing industry. As the industry’s first publicly available Quantum Application Accelerator, Qatalyst enables developers to create and execute quantum-ready applications on conventional computers, while being ready to run on quantum computers where those systems achieve performance advantage. Qatalyst performs the complex problem transformations necessary to be executed on a variety of quantum platforms today, and users can call upon the same Qatalyst APIs (Application Programming Interfaces) to achieve optimization performance advantages on conventional computers using our cloud-based solution.

Qatalyst dramatically reduces the time-to-quality results and the associated costs for both conventional and quantum computers. Unlike more common toolsets that require deep level quantum expertise to build new quantum problems and workflows, Qatalyst is not a tool kit, but a complete platform. It accelerates performance and results on classic and quantum computers, with no additional quantum programming or quantum computing expertise required. This is why it is unique in its approach to the quantum computing industry. Instead of invoking a team of quantum specialists to transform an optimization problem, an SME or programmer submits their current problem via a software API to the Qatalyst cloud-based platform. Qatalyst manages the workflow, optimizations, and results, without any further intervention by the user. Qatalyst provides a unique advantage to reduce applications development risks and costs by eliminating the need for scarce high-end quantum programmers.

Qatalyst is integrated with the Amazon Cloud BRAKET API, offering access to multiple Quantum Processing Units (“QPUs”) including DWave, Rigetti, and IonQ. Qatalyst also integrates directly with IBM’s QPUs.

By using Qatalyst, application developers can run their applications on any or all of the available QPUs by merely selecting which QPU they prefer to run on based on the desired performance results of the application. We believe this provides a substantial advantage over any other toolkit or platform in the market today. These advantages are significant not just for application developers but for any company that is considering using or exploring quantum computing technology for business applications.

Qatalyst also eliminates the need for the low-level hardware programming expertise required by toolkits. This programming is time consuming and must be updated constantly as QPUs evolve and change, resulting in significant development costs. Qatalyst automatically optimizes the same problem submitted by a SME for multiple Quantum and Conventional Processors. The SME or programmer selects one, or many, processing resources and the problem will be submitted by Qatalyst. This is an enormous advantage over any tool set in the market today. These advantages are significant not just for application developers but for any company that is considering using or exploring quantum computing technology for business applications.

The Company’s innovative Qatalyst software masks the complexity of quantum programming via the Q API, a powerful six call API that users can learn in a day. Instead of spending months or years developing new applications and workflows requiring complex and extremely low-level coding, users, workflows or applications can immediately submit a problem to Qatalyst within a day, using the same familiar constructs they use right now, via the Q API. Users have utilized Qatalyst’s simple API and familiar constructs to solve their first complex problem within a week, as compared to the 6-12 months associated with quantum software toolkits.

Qatalyst Features

Today, SMEs can leverage the power of Qatalyst to solve high-value discrete optimization problems present in finance, bio/pharma, and cybersecurity. Currently, Qatalyst offers the following features:

●	Quantum-ready engines tuned for complex computations. These engines automatically optimize, submit, and iterate to return excellent, diverse results for supply chain and other constrained optimization problems.

●	Transparent abstraction from quantum hardware variance. Qatalyst eliminates the need to write low-level, assembly-type code to support different vendors’ quantum hardware architectures, such as D-Wave, Rigetti, IBM and ION-Q. The same problem can run seamlessly across all quantum types and architectures.

●	Qatalyst Core: an engine that utilizes sophisticated mathematics, quantum transformation and iterative processing to find highly optimal answers across both classic and quantum computers. For example, LaGrange multipliers, which work to compress and simplify the problem prior to constraint optimization. The Core applies these advanced mathematical techniques, based on the type of problem and processing required.

●	Q Graph: a powerful transformation engine that empowers SMEs to submit and analyze graph models as part of their complex optimizations. Q Graph accepts familiar graph models and functions including Clique Cover, Community Detection and Partitioning.

●	Qontrol: a portal that provides administrative management tools for user administration, request control, statuses and alerts. Qontrol also enables system administrators and users to import Qatalyst results into popular analysis applications such as Excel or Tableau.

Market Opportunity

It is important to note that our product utilizes a software technique known as a “Solver” (qci-Qbsolv), which is a set of instructions whose function is to calculate the minimum values of a large optimization problem, which is presented in the form of a quadratic unconstrained binary optimization or “QUBO”. The Company’s Solvers deliver the the aforementioned performance advantages while running on today’s conventional computers and will be able to deliver significantly improved performance as better QPU technology becomes available. To that end, the Company is beginning to seek marketing and distribution partnerships where our current solver technologies can be deployed to enable industry-specific application performance.

The Company is also working on software products to address community detection to aid researchers in discovering correlations that may not have been imagined. We believe that community detection holds significant promise in pharmaceutical applications such as evaluating client trial outcomes, and in epidemiology to enable detection of common factors among a population.

In addition to commercial markets, the Company is pursuing a number of US government funded opportunities.

The US Government, through the National Quantum Initiative Act of 2018 (Public Law No: 115-368 - 12/21/2018) directed the President to implement a National Quantum Initiative Program to, among other things, establish the goals and priorities for a 10-year plan to accelerate the development of quantum information science and technology applications. (Sec. 103) The National Science and Technology Council shall establish a Subcommittee on Quantum Information Science, including membership from the National Institute of Standards and Technology (NIST) and the National Aeronautics and Space Administration (NASA), to guide program activities. (Sec. 104) The President must establish a National Quantum Initiative Advisory Committee to advise the President and subcommittee on the program and trends and developments in quantum information science and technology. Significant government funding has been allocated for research initiatives including a fiscal year 2020 Department of Energy initiative of $625 million over the next five years to establish two to five multidisciplinary Quantum Information Science (QIS) Research Centers in support of the National Quantum Initiative. The Quantum Economic Development Consortium (QED-C), a consortium of stakeholders that aims to enable and grow the U.S. quantum industry. QED-C was established with support from the National Institute of Standards and Technology (NIST) as part of the Federal strategy for advancing quantum information science and as called for by the National Quantum Initiative Act enacted in 2018. Quantum Computing Inc. is one of the founding members of the QED-C.

Technology Provider Partnerships

The Company is pursuing a number of commercial partnerships and research areas funded by the government that directly relate to its capabilities. To strengthen its technology base, the Company has entered into teaming agreements with companies to partner on joint pursuit of those opportunities or to offer services available through those partners.

Splunk Technology Alliance Partnership Agreement

The Company is pursuing a number of research areas funded by the government that directly relate to its capabilities. To strengthen its technology base, the Company has entered into a Technology Alliance Partnership agreement with Splunk, Inc. (NASDAQ: SPLK). The Company is partnering with Splunk to pursue government funded efforts to do both fundamental and applied research and develop analytics that exploit conventional large-data cybersecurity stores and data-analytics workflows, combined with quantum-ready graph and constrained-optimization algorithms. These algorithms will initially be developed using the Company’s Qatalyst software platform, which enables quantum-ready algorithms to execute on conventional hardware and also to run without modification on QC hardware when ready. Once proofs of concept are completed, the Company and Splunk will develop new analytics with these algorithms in the Splunk data-analytics platform, to evaluate quantum analytics readiness on real-world data. The Splunk platform/toolkits help customers address challenging analytical problems via neural nets or custom algorithms, extensible to Deep Learning frameworks through an open source approach that incorporates existing and custom libraries. The initial efforts of our partnership with Splunk will focus on three key challenges; network security, dynamic logistics and scheduling.

Amazon Web Services – BRAKET

Quantum Computing is the first company with a quantum software development and execution platform to provide the widest selection of QCs via the cloud, including those offered by IonQ, D-Wave, Rigetti, and others via Amazon Braket. Amazon Braket is a fully managed quantum computing service that helps researchers and developers get started with the technology to accelerate research and discovery. Amazon Braket provides a development environment for users to explore and build quantum algorithms, test them on quantum circuit simulators, and run them on different quantum hardware technologies. Quantum Computing provides access to subject matter experts and applications developers to quantum computers available on Amazon Braket via its Qatalyst software. The Company intends to expand the capabilities available through the Amazon Braket service going forward, and also plans to provide access to additional quantum computers through Qatalyst over the next several months.

QikStart

Management believes that the development of real-world use cases, not just science projects, is critical to the forward momentum of quantum computing as a practical tool. To that end, the Company has created an internally funded program called QikStart which provides access to Qatalyst and cloud-based resources, experts, and funding to explore and push the boundaries of quantum computing for delivering practical business results, today.

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

To our knowledge, there are over 130 companies and research universities who are known to be engaged in research and development relating to quantum computing. These entities range in size from diversified global companies with significant research and development resources such as Google, Honeywell and IBM to smaller privately funded startups whose narrower product focuses may let them be more effective in deploying resources towards a specific industry demand. Our business objectives and near term strategy put us in direct competition with existing software vendors for high performance computing, who may not be operating in the quantum computing ecosystem.

We believe competition in this market segment will intensify. Many of our competitors may have longer operating histories, significantly greater financial, technical, product development and marketing resources, and greater name recognition. Our competitors could use these resources to market or develop products or services that are more effective or less costly than any or all of our products or services.

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

Incentives

In 2018, Congress authorized $1.3 billion to fund quantum related research projects. This funding is being administered by the U.S. Department of Defense which will solicit proposals for research. The Company intends to submit proposals for funding, but there can be no guarantee the Company will be chosen or that the Company will receive any government funding. In addition, in 2018, President Trump announced the formation of a National Quantum Initiative consisting of key technology companies working in the field of quantum computing. The Company is a member of that Initiative and is also a member of the Quantum Economic Development Council.

In December 2018, Congress passed the National Quantum Initiative Act (the “Quantum Act”), which was signed into law on December 21, 2018. The purpose of the Quantum Act is to “ensure the continued leadership of the United States in quantum information science” and to develop a unified national strategy for researching quantum information science. The Quantum Act authorizes a National Quantum Coordination Office inside the White House’s Office of Science and Technology Policy to help coordinate research between agencies, serve as the federal point of contact and promote private commercialization of federal research breakthroughs over the next decade.

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

Employees

We currently have fifteen full time employees and five contract staff, thirteen of whom are focused on product and software development, and seven Technical Advisors (one from the National Security Domain, four from the Quantum/AI Domain, and two from the Financial Services Domain). We also have two third party partners providing software development and big data analysis services. The employees are not part of a collective bargaining agreement and labor relationships are good.

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

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY.

The Company was incorporated under the laws of the State of Nevada on July 25, 2001 as Ticketcart, Inc. Ticketcart operated as a seller of ink-jet printer cartridges until July 2007, when Ticketcart acquired Innovative Beverage Group, Inc. and changed the name of the business to Innovative Beverage Group Holdings, Inc. (“IBGH”), IBGH operated as a producer and distributor of non-alcoholic beverages until it ceased operations in 2013. A group of investors acquired control of IBGH in January 2018 and redomiciled the business to Delaware on February 22, 2018 under the name Quantum Computing Inc. The Company has been engaged in developing and marketing quantum software products since it was redomiciled to Delaware, but has not recorded any revenue from sales of products or services to date. Accordingly, the Company has a limited operating history with which you can evaluate its business and prospects. An investor in the Company must consider its business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies, including limited capital, delays in product development, possible marketing and sales obstacles and delays, inability to gain customer and merchant acceptance or inability to achieve significant distribution of our products and services to customers. The Company cannot be certain that it will successfully address these risks. Its failure to address any of these risks could have a material adverse effect on its business.

WE ARE NOT PROFITABLE AND MAY NEVER BE PROFITABLE.

To date, we have not yet recorded revenues from the sale of our products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2020 and 2019. As of December 31, 2020 and 2019, our accumulated deficit was $53,469,235 and $28,760,955, respectively.

Since inception through the present, we have been dependent on raising capital to support our working capital needs. During this same period, we have recorded net accumulated losses and are yet to achieve profitability. Our ability to achieve profitability depends upon many factors, including our ability to develop and commercialize our products. There can be no assurance that we will ever achieve any significant revenues or profitable operations.

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

WE WILL NEED ADDITIONAL CAPITAL, WHICH MAY BE DIFFICULT TO RAISE AS A RESULT OF OUR LIMITED OPERATING HISTORY OR ANY NUMBER OF OTHER REASONS.

We expect that we will have adequate financing for the next 24-30 months at the current level of operations. However, in the event that we exceed our expected growth rate, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

FAILURE TO IDENTIFY ERRORS IN THE QUANTITATIVE MODELS WE UTILIZE TO MANAGE OUR BUSINESS COULD ADVERSELY IMPACT PRODUCT PERFORMANCE AND CLIENT RELATIONSHIPS.

We employ various quantitative models to manage our business. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation.

WE MAY BE UNABLE TO DEVELOP NEW PRODUCTS AND SERVICES AND THE DEVELOPMENT OF NEW PRODUCTS AND SERVICES MAY EXPOSE US TO ADDITIONAL COSTS OR OPERATIONAL RISK.

Our financial performance depends, in part, on our ability to develop, market and manage new products and services. The development and introduction of new products and services require continued innovative efforts and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.

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

WE MAY NEVER SUCCESSFULLY COMMERCIALIZE ANY PRODUCTS.

We have invested a substantial amount of our time and resources in developing various new products and computing technologies. Commercialization of these products will require additional development, clinical evaluation, beta testing, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, these products may not become commercially successful products for a number of reasons, including but not limited to:

●	our products or technologies may not prove to be effective in trials;

●	we may experience delays in our development program;

●	any products or technologies that are developed may not be accepted in the marketplace;

●	we may not have adequate financial or other resources to complete the development or to commence the commercialization of our products or will not have adequate financial or other resources to achieve significant commercialization of our products;

●	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost;

●	rapid technological change may make our products obsolete;

●	we may be unable to effectively protect our intellectual property rights or we may become subject to claims that our activities have infringed the intellectual property rights of others; and

●	we may be unable to obtain or defend patent rights for our products or technologies.

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

As of March 12, 2021, our directors and executive officers collectively beneficially own approximately 18.33% of the shares of our common stock including the beneficial ownership of Mr. Liscouski of 3.53% of the shares of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiaries, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is qualified for quotation on the OTC Markets-OTCQB under the symbol “QUBT” and has been quoted on the OTCQB since August 2019.

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 250,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), and 10,000,000 shares of blank check preferred. As of March 17, 2021, 28,667,925 shares of Common Stock were issued and outstanding and no shares of preferred stock were outstanding.

Holders of Common Equity

As of March 17, 2021, there were approximately 561 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2020, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA.

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

When we say “we,” “us,” “our,” “Company,” or “Quantum,” we mean Quantum Computing Inc.

Overview

At the present time, we are a development stage company with limited operations.  The Company plans to enter the market for high performance computers and software applications, specifically focusing on what are known as “quantum computers”. The Company has assembled a team of experts in quantum computing software technology and quantum mathematics, which will focus on the design and development of several quantum software applications targeting solutions to non-deterministic polynomial applications. The Company’s development team has initially focused on addressing computational problems in the financial services, supply chain and logistics management; pharmaceutical design, heavy manufacturing, and computer security (cyber) market segments.  The Company’s development team includes mathematicians, physicists, and software developers.

Results of Operations

Twelve Months Ended December 31, 2020 vs. December 31, 2019

Revenues

	For the Twelve Months Ended December 31, 2020		For the Twelve Months Ended December 31, 2019
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%

Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the Twelve Months ended December 31, 2020 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that quantum computing is a novel idea for most potential customers, so the Company was focused on building customer awareness rather than pressing for immediate sales. We have developed and released two products and are now in the process of marketing and commercialization. We expect to generate revenue in 2021.

Cost of Revenues

Cost of revenues for the Twelve Months ended December 31, 2020 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced marketing and selling products or services.

Gross Margin

Gross margin for the Twelve Months ended December 31, 2020 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced marketing and selling products or services.

Operating Expenses

Operating expenses for the Twelve Months ended December 31, 2020 were $17,343,007 as compared with $2,547,652 for the comparable prior year period, an increase of $14,795,355 or 581%. The increase in operating expenses is due to a $10,962,226 increase in stock based compensation expenses, a $1,322,310 increase in consulting expenses, a $648,391 increase in R&D expenses, an increase of $195,062 in legal fees, an increase of $140,698 in related party marketing expenses, and a $147,533 increase in salaries expense, compared to the comparable prior year period. In addition, there was an increase of $1,574,197 in other SG&A expenses compared to the comparable prior year period.

Net Loss

Our net loss for the Twelve Months ended December 31, 2020 was $24,734,280 as compared with a net loss of $8,381,088 for the comparable prior year period, an increase of $16,353,193 or 195%. The increase in net loss is primarily due to the increase in operating expenses recorded in the current period compared to the comparable prior year period, as noted above, and the increase of $5,681,612 in interest expense, primarily related to financing cost that was incurred in connection with several offerings of the Company’s common stock, which was offset in part by a $1,961,460 decrease in interest expense relating to derivative mark to market and a $1,100,777 decrease in warrant expense in the current period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $17,226,000 through private placement of equity and $5,158,550 through private placements of Convertible Promissory Notes for a total of $22,384,550 in new investment. The Company has one bank loan outstanding under the Small Business Administration’s Paycheck Protection Program (“PPP”) in the amount of $218,371, no lines of credit, and no long-term debt obligations outstanding. As of March 17, 2021, the Company had cash and equivalents of $14,296,102 on hand.

Critical Accounting Policies

Basis of Presentation:

The accompanying Balance Sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying audited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2020, and the cash flows and results of operations for the twelve months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the twelve months ended December 31 are not necessarily indicative of the results for subsequent periods. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained herein, and it is suggested that these financial statements be read in conjunction therewith.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-23 which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2020, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2020, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

Name	Current Age	Position
Robert Liscouski	67	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Christopher Roberts	67	Chief Financial Officer, (Principal Financial Officer) (Principal Accounting Officer), Director
Bertrand Velge	62	Director
Justin Schreiber	39	Director
Robert Fagenson	72	Director

The following noteworthy experience, qualifications, attributes and skills for each Board member, led to our conclusion that the person should serve as a director in light of our business and structure:

Robert Liscouski, President, Chief Executive Officer and Chairman of the Board

Mr. Liscouski, age 67, is the Chairman and CEO of Quantum Computing. Mr. Liscouski is CEO and Founder of Convergent Risk Group LLC and a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

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

Christopher Roberts, Chief Financial Officer and Director

Mr. Roberts, age 67, is the Company’s Chief Financial Officer. Mr. Roberts has a law degree from the University of Virginia Law School and a B.S, in Electrical Engineering and an M.B.A., both from the Massachusetts Institute of Technology. His M.B.A. was concentrated in Finance and Management of Technology. He started his career working for Raytheon Co. (a Fortune 500 company). Thereafter, he practiced law at two large NYC law firms. Since leaving the private practice of law, Mr. Roberts has worked primarily in financial management roles with a number of government contractors in the aerospace, defense and Information technology sectors.

Mr. Roberts has more than 37 years’ experience in public and private corporate finance and government contracting, including professional services, software products, and hardware manufacturing businesses. Mr. Roberts has served as the Chief Financial Officer of both public and private companies during the course of his career, including Secure Point Technologies, Systems Made Simple, Inc. (now a subsidiary of Leidos), Integral Systems Inc. (a publicly company traded on NASDAQ under the symbol “ISYS.” now a subsidiary of Kratos), and Pearson Analytic Solutions (now a subsidiary of General Dynamics). From 2012 to November 2016, he worked first as the CFO, and later as the President of Systems Made Simple, Inc., a wholly owned subsidiary of Leidos. Mr. Roberts is a co-author of Antitrust for Business, and has published articles on antitrust and patent law, space policy, information technology, and corporate finance.

Justin Schreiber, Director

Mr. Schreiber, age 39, is the President and founder of JLS Ventures, a venture capital and capital markets advisory firm that partners with entrepreneurs and emerging growth companies to build disruptive products and technologies in the technology, healthcare and consumer products verticals. Since February 2018, Mr. Schreiber has been the President, CEO and a Director of Conversion Labs Inc., a publicly traded direct to consumer telehealth company. Prior to founding JLS Ventures, Mr. Schreiber ran a consulting business that provided investor relations, advisory services and capital raising solutions to small publicly traded companies. In addition to his capital markets experience, Mr. Schreiber previously worked for a global healthcare consulting firm as well as in the foreign currency trading business. He holds a BS in International Business from Elizabethtown College and a BA in International Management from the ICN École de management in Nancy, France.

Bertrand Velge, Director

Mr. Velge, age 62, is the Managing Director of Graftyset, Ltd., a privately held company based in the United Kingdom. Graftyset is a wholesale distributor of wine, beer and other alcoholic and non-alcoholic beverage, based in Sidcup, Kent (UK). Mr. Velge has served as Managing Director since the company was incorporated in 2003 under the name of Otterden Vintners, Ltd. Mr. Velge also served as Director for Aliunde Ltd. since 2005. Mr. Velge has over twenty years of experience in multi-disciplinary venture investing and was managing director and co-founder of a fund that trades equities in Europe, Asia and the US focusing on IPOs. He speaks English, Flemish and French, and is a graduate of the Universite Catholique de Louvain.

Robert Fagenson, Director

Mr. Fagenson serves as a member of the board of directors of National Holdings Corporation (“NHS”) since March 2012. He serves as vice chairman of the board of directors of NHS since September 2016. Mr. Fagenson previously served as co-chief executive officer of NHS from January 3, 2017 to January 31, 2017, as chief executive officer and chairman of the board of directors of NHS from December 2014 to September 2016, and as executive vice-chairman of the board of directors of NHS from July 2012 to December 2014. Mr. Fagenson has been a branch owner at NHS, an operating company of NHS, since 2012, and president of Fagenson & Co., Inc., a family investment company, since 1982. Mr. Fagenson spent the majority of his career at the New York Stock Exchange (NYSE), where he was managing partner of one of the exchange’s largest specialist firms. While at the NYSE, Mr. Fagenson served as a governor on the trading floor and was elected to the NYSE board of directors in 1993, where he served for six years, eventually becoming vice chairman of the NYSE board of directors from 1998 to 1999 and 2003 to 2004. Mr. Fagenson has served as director of the New York City Police Museum since 2005, and as director of the Federal Law Enforcement Officers Association Foundation since 2009. He has also served on the board of directors of Sigma Alpha Mu Foundation since 2011 and on the board of directors of New York Edge since 2015. In addition, Mr. Fagenson served as the non-executive chairman of Document Security Systems, Inc. from 2012 to 2018 (NYSEMKT: DSS). He is currently a member of the alumni boards of the Whitman School of Business at Syracuse University.

Mr. Fagenson received his B.S. in Transportation Sciences & Finance from Syracuse University in 1970. The Board believes that Mr. Fagenson’s experience in the securities industry and knowledge of the Company as its former chief executive officer qualifies him to serve as a member of the board.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2020 were made on a timely basis.

Code of Ethics

The Company currently maintains a Code of Ethics which applies to all directors, officers, and employees. A copy of our Code of Ethics can be found on our website at www.quantumcomputinginc.com.

Board Composition and Director Independence

Our board of directors consists of five members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Bertrand Velge, Justin Schreiber and Robert Fagenson are qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees; Audit Committee Financial Expert; Stockholder Nominations

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee has its own charter, which is available on our website at www.quantumcomputing.com. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Bertrand Velge, Justin Schreiber and Robert Fagenson are our independent directors.

The members of each committee are, as follows:

Audit Committee: Bertrand Velge, Justin Schreiber and Robert Fagenson with Mr. Fagenson serving as the Chairman. Our Board has determined the Mr. Fagenson is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee: Bertrand Velge, Justin Schreiber and Robert Fagenson. Mr. Schreiber serves as Compensation Committee Chairman.

Nominating and Governance Committee: Bertrand Velge, Justin Schreiber and Robert Fagenson. Mr. Velge serves as Chairman of the Nominating and Governance Committee.

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

●	selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	approving the fees to be paid to the independent registered public accounting firm;

●	helping to ensure the independence of the independent registered public accounting firm;

●	overseeing the integrity of our financial statements;

●	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	resolving any disagreements between management and the auditors regarding financial reporting;

●	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;

●	reviewing and approving all related-party transactions; and

●	overseeing compliance with legal and regulatory requirements.

Compensation Committee

Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers.

The Committee’s compensation-related responsibilities include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

●	determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;

●	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

●	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and

●	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board.

The Committee’s responsibilities include:

●	recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;

●	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;

●	overseeing the administration of the Company’s code of business conduct and ethics;

●	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

●	the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

●	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;

●	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and

●	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.quantumcomputing.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Disclosure of Commission Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by the Delaware corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2020 and 2019.

2020 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Liscouski	2020	360,000	40,000	1,264,000	75,000	0	0	0	1,739,000
Chief Executive	2019	360,000	0		0	0	0	0	360,000
Officer (PEO)		—	—	—	—	—	—	—	—

Christopher Roberts	2020	202,750		1,264,000	45,000	0	0	0	1,511,750
Treasurer (PFO)	2019	175,237	0		0	0	0	0	175,237
		—	—	—	—	—	—	—	—

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

The Roberts Agreement may be terminated by either party at will, for any reason or no reason, upon fourteen (14) days prior written notice.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2020:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert Liscouski	-	75,000	1.00	May 1 2025	400,000	5,644,000
Christopher Roberts		45,000	1.00	May 1, 2025	400,000	5,644,000

Director Compensation

The Company’s directors did not receive compensation for their services as directors in fiscal year 2020. Beginning in 2021, Directors will receive cash compensation of $5,000 per quarter for their service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 17, 2021 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 215 Depot Court SE #215, Leesburg, VA 20175.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 28,667,925 shares of our common stock issued and outstanding as of March 17, 2021. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 17, 2021, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

The following table sets forth, as of March 15, 2021, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

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

Applicable percentage ownership is based on 28,667,925 shares of Common Stock outstanding as of March 15, 2021. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 15, 2021.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Robert Liscouski, Chief Executive Officer and Chairman (1)	1,012,500	3.53
Christopher Roberts, Chief Financial Officer (2)	725,000	2.53
Bertrand Velge (3)	2,167,888	7.56
Justin Schreiber (4)	1,250,000	4.36
Robert Fagenson (5)	100,000	0.35
All directors and officers as a group (5 persons)	5,255,388	18.33
5% or greater shareholders
None

Total	5,255,388	18.33

*	Less than 1%

(1)	Includes 1,012,500 shares of common stock.

(2)	Includes 725,000 shares of common stock.

(3)	Includes 2,167,888 shares of common stock.

(4)	Mr. Schreiber has voting and investment control of the following shares: 1,250,000 shares of common stock held by JOJ Holdings, LLC. Mr. Schreiber is the President of JOJ Holdings, LLC and is the beneficial owner of these securities.

(5)	Includes options for 100,000 shares of common stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

On February 19, 2019, the Board of Directors adopted the 2019 Quantum Computing Inc. Equity and Incentive Plan (the “Plan”) which provides for the issuance of up to 1,500,000 shares of the Company’s common stock, The principal purpose of the Plan is to provide an incentive to designated employees, certain consultants and advisors who perform services for us and non-employee directors to contribute to our growth by continuing to align the interests of participants with the interests of our stockholders. The Plan was approved by a majority of the shareholders in September 2019.

The table below sets forth certain information as of our fiscal year ended December 31, 2020 regarding the shares of our common stock available for grant or granted under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2019 Quantum Computing Inc. Equity Incentive Plan	1,500,000	$1.62	-
Equity compensation not approved by shareholders (1)	888,640	$2.28

1)	In addition to the stock options issued pursuant to the Plan, the Company has issued 1,722,240 non-qualified stock options to employees and advisors outside of the Plan with a weighted average price of $5.98. The total number of stock options issued and outstanding as of March 17, 2021 is 3,221,240.

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

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors.”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for). The Convertible Promissory Notes were convertible into common stock of the Company at a conversion price of $0.10 per share. As of December 31, 2020 all of the Convertible Promissory Notes had been converted to common stock.

To provide the Company with advertising and marketing services, the Company contracted with JLS Ventures LLC (“JLS”), an entity wholly owned by Justin Schreiber, a member of the Company’s board of directors, to procure and manage advertising services. The agreement with JLS is for a period of one year and is terminable upon thirty days’ notice. During the year ending December 31, 2021, the Company reimbursed JLS $140,698 for costs associated with advertisement procurement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accountants for the years ended December 31, 2019 and 2020.

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $43,200 and $57,100, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $5,400 and $20,000, respectively, for professional services rendered by our independent auditors related to the Registration Statement on Form 10-12(g) and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
4.3	Form of Promissory Note, dated October 14, 2019 and effective October 16, 2019	8-K	10.2	10/18/2019
4.4	Description of Securities				X
10.1*	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2*	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.3*	Sergey Shuster Employment Agreement dated February 28, 2018	10-12(g)	10.3	01/09/2019
10.4*	Richard Malinowski Employment Agreement dated July 23, 2018	10-12(g)	10.4	01/09/2019
10.5	Form Subscription Agreement	10-12(g)	10.6	01/09/2019
10.6	Form Subscription Agreement	10-12(g)	10.7	01/09/2019
10.7	Form Subscription Agreement	10-12(g)	10.8	01/09/2019
10.8	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1/A	10.8	11/22/2019
10.9	Securities Purchase Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.1	10/18/2019
10.10	Form of Common Stock Purchase Warrant, dated October 14, 2019 and effective October 16, 2019	8-K	10.3	10/18/2019
10.11	Form of Registration Rights Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.4	10/18/2019
10.12	Securities Purchase Agreement	8-K	10.1	05/08/2020
10.13	Convertible Promissory Note	8-K	10.2	05/08/2020
10.14	Common Stock Purchase Warrant	8-K	10.3	05/08/2020
10.15	Equity Purchase Agreement	8-K	10.4	05/08/2020
10.16	Registration Rights Agreement	8-K	10.5	05/08/2020
10.17	Paycheck Protection Program Note, dated May 6, 2020, issued to BB&T/Truist Bank N.A.	8-K	10.1	05/08/2020
10.18	Amendment No. 1 to Warrant Agreement, dated February 14, 2020	8-K	10.1	02/25/2020
10.19	Form Subscription Agreement	8-K	10.1	08/03/2020
10.20	Form Warrant	8-K	10.2	08/03/2020
10.21	Form Stock Purchase Agreement	10-Q	10.3	11/13/2020
10.22	Form Warrant	10-Q	10.4	11/13/2020
10.23	Form Subscription Agreement	8-K	10.1	12/08/2020
10.24	Form Director Agreement	8-K	10.1	02/23/2021
21.1	List of Subsidiaries				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2021	Quantum Computing Inc.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date
/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer, Treasurer	March 18, 2021
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer	March 18, 2021
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Justin Schreiber	Directors	March 18, 2021
Justin Schreiber

/s/ Bertrand Velge	Director	March 18, 2021
Bertrand Velge

/s/ Robert Fagenson	Director	March 18, 2021
Robert Fagenson

QUANTUM COMPUTING INC.

AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

QUANTUM COMPUTING INC.

Index to the Financial Statements

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Computing, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quantum Computing, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 17, 2021

QUANTUM COMPUTING INC.

Balance Sheets

(Audited)

	December 31,	December 31
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$15,196,322	$101,100
Prepaid Expenses	40,773	21,549
Lease right-of-use	-	-
Fixed Assets (net of depreciation)	30,956	25,596
Total assets	$15,268,051	$148,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$366,706	$218,261
Accrued Expenses	108,130	152,547
Lease Liability	-	-
Derivative Liability	-	980,730
Loans Payable	218,371	-
Convertible promissory notes – related party	-	100,000
Convertible promissory notes	-	1,509,000
Total liabilities	693,207	2,960,538

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 27,966,096 and 7,362,046 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,797	736
Additional paid-in capital	47,744,803	17,002,297
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,798,835
APIC-Stock Based Compensation	15,423,644	4,246,794
Subscription Receivable	-	(100,000)
Accumulated deficit	(53,495,235)	(28,760,955)
Total stockholders’ equity (deficit)	14,574,844	(2,812,293)
Total liabilities and stockholders’ equity (deficit)	$15,268,051	$148,245

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Operations

(Audited)

	Twelve Months Ended
	December 31,
	2020	2019
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries	642,676	495,143
Consulting	1,683,412	361,102
Research & Development	1,539,517	891,126
Stock Based Compensation	11,177,111	214,884
Related Party Marketing	140,698	-
Selling General & Administrative -Other	2,159,593	585,397
Operating expenses	17,343,007	2,547,652

Loss from Operations	(17,343,007)	(2,547,652)
		-
Other Income and Expense
Interest Income – Money Market	27	8,810
Misc. Income – Legal Settlements	425,000	-
Misc. Income – Government Grants	17,500	-
Interest Expense – Promissory Notes	(226,699)	(151,185)
Interest Expense - Beneficial Conversion Feature	(100,000)	(803,335)
Interest Expense –Warrants	(2,806,219)	(3,906,996)
Interest Expense – Derivatives mark to market	980,730	(980,730)
Interest Expense – Financing expenses	(5,681,612)	-
Net Other income (expense)	(7,391,273)	(5,833,436)

Federal income tax expense	-	-

Net loss	$(24,734,280)	$(8,381,088)

Weighted average shares - basic and diluted	27,966,096	7,362,046
Loss per share - basic and diluted	$(0.88)	$(1.14)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2019

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2018	4,724,161	$472	$18,862,449	$(20,379,867)	$(1,516,946)

Issuance of shares for cash	2,529,525	253	2,160,273	-	2,160,526
Beneficial Conversion Feature			803,335		803,335
Subscription Receivable			-	-	-
Derivatives & Warrants			3,906,996	-	3,906,996
Stock based compensation	108,360	11	214,873	-	214,884
Net loss	-	-	-	(8,381,088)	(8,381,088)
BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2020

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)

Issuance of shares for cash	12,492,318	1,249	20,754,091	-	20,755,340
Issuance of shares for debt conversion	4,429,054	443	1,952,131		1,952,574
Issuance of shares for services	1,067,678	107	5,230,066	-	5,230,173
Beneficial Conversion Feature	-	-	100,000	-	100,000
Subscription Receivable	-	-	100,000	-	100,000
Derivatives & Warrants	-	-	2,806,219	-	2,806,219
Stock Options			1,300,168	-	1,300,168
Stock based compensation	2,615,000	262	9,876,681	-	9,876,943
Net loss	-	-	-	(24,734,280)	(24,734,280
BALANCES, December 31, 2020	27,966,096	$2,797	$68,067,282	$(53,495,235)	$(14,574,844)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Cash Flows

For the Twelve Months Ended December 31, 2020 and 2019

(Audited)

	Twelve Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,734,281)	$(8,381,088)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(19,224)	1,630
Depreciation	6,613	2,640
Accounts Payable	148,445	164,243
Accrued Expenses	(44,416)	62,963
Derivative Mark to Market	(980,730)	980,730
Stock Based Compensation	11,176,850	214,874
Warrant Expense	2,806,219	3,906,996
Beneficial Conversion Feature	100,000	803,335
CASH USED IN OPERATING ACTIVITIES	(11,540,524)	(2,243,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(11,973)	(21,339)
CASH USED IN INVESTING ACTIVITIES	(11,973)	(21,339)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment/conversion) of Convertible Promissory Notes	(1,609,000)	(1,561,500)
Proceeds from loans	218,371	-
Subscription Receivable	100,000	-
Proceeds from stock issuance	27,938,348	2,160,536
CASH PROVIDED BY FINANCING ACTIVITIES	26,647,719	599,036

Net increase (decrease) in cash	15,095,222	(1,665,980)

Cash, beginning of period	101,100	1,767,080

Cash, end of period	$15,196,322,	$101,100

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,465,438	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Subscription receivable created from issuance of note payable	$-	$-

NON-CASH FINANCING ACTIVITIES
Note payable issued in exchange for a Subscription receivable	(100,000)	-
Common stock issued for compensation	(11,176,850)	(214,874)
Conversion of Convertible Promissory Notes to Common Stock	(1,672,055)	(2,035,500)

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

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

On January 22, 2018, while the Company was in receivership, the Company (acting through the court-appointed receiver in her capacity as CEO and sole Director of the Company) sold 500,000 shares (the “CRG Shares”) of its common stock to Convergent Risk Group (“CRG” or “Convergent Risk”), an entity owned and operated by the Company’s Chief Executive Officer, Robert Liscouski, for $155,000. On February 21, 2018, by written consent of the majority shareholder (Convergent Risk), Mr. Robert Liscouski (the Chief Executive Officer of Convergent Risk) and Mr. Christopher Roberts were elected as members of the Company’s Board of Directors. Mr. Liscouski was simultaneously elected as Chairman of the Board. The majority shareholder also directed the Company to take the necessary action to change its domicile from North Carolina to Delaware and change its name to Quantum Computing Inc. On February 21, 2018 the Company filed Articles of Conversion in North Carolina to convert the Company to a Delaware corporation with the name changed to Quantum Computing Inc. On February 22, 2018 the Company filed a Certificate of Conversion in Delaware to convert to a Delaware corporation with the name changed to Quantum Computing Inc. and re-domiciled to the state of Delaware on February 23, 2018.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

Business

For the past 45 years or so, silicon-based processor manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently, the computer processor industry has found it increasingly difficult to offer faster, more powerful processors due to fundamental physical effects limiting further size reduction of transistors.

Quantum computing is believed to be a potential solution to the hard limits now being approached by conventional computers that utilize silicon-based processors. The date of practical relevance of quantum computers is hard to determine. We believe it could be as soon as 2021, but a more conservative estimate is that quantum computers with gradually increasing performance will be introduced by multiple vendors over the course of the next decade.

Additionally, conventional computers are known to struggle with optimization problems known as NP-complete problems, which are a class of mathematical problems that can, in principle, be solved by conventional computers, with that caveat that the time to solution will grow exponentially with the size of the problem. These NP-complete problems require complex calculations, which cannot currently be performed in any reasonable amount of time using conventional computer systems for problem sizes relevant to many industrial and government applications.

Research suggests that quantum computers may be ideally suited to run optimization algorithms, where further advancements in quantum annealing and other quantum computing hardware could result in computational benefit over currently used conventional systems. The ability to solve NP-complete problems in a reasonable period of time is of particular interest in compute-heavy fields that include, but are not limited to: big data, artificial intelligence, healthcare, and cybersecurity. We believe these are natural markets for quantum computing, due to the immense compute power required to process large data sets, which have experienced exponential growth in size and complexity in recent years.

Company

The Company is focused on providing software tools and applications for quantum computers. We believe there is significant business opportunity in the quantum computing industry, and that the quantum computer has the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over conventional computing, the software tools and applications necessary for accelerating real-world problems must be developed to deliver on quantum computing’s full promise.

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

In order to address the steep learning curve and highly particular skillset associated with quantum computing, the Company is developing “quantum ready” software applications and solutions for commercial and government entities looking to leverage the expected future performance of quantum computing. We are focused on being an enabler – creating software that provide the advantages of advanced computing hardware for forward thinking clients.

By reducing the barriers to adoption for commercial and government entities in using quantum computing technologies to solve their most complex problems, we believe our products will accelerate quantum technology adoption similar to the adoption curve that has been witnessed with artificial intelligence. To this end, we are leveraging our collective expertise in finance, computing, mathematics and physics to develop a suite of applications that may enable global industries to utilize quantum computers, quantum annealers and digital simulators to improve their processes, profitability, and security.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

Strategy

While the majority of the quantum computing market is focused on quantum computing hardware, the Company realized the traditional software development toolkit (“SDK”) approach to creating quantum computing software is poorly suited for non-quantum experts, given the completely new programming paradigm.

This represents a significant barrier to entry for companies looking to leverage novel quantum computing capabilities for their business needs. Utilizing quantum computers for real-world problems requires an abstract blend of a wide range of computing and non-computing expertise, including:

●	Subject Matter Expertise (SME): As with any problem, the first step is for a business expert to rigorously define and describe what information and/or results the business requires.

●	Programming Excellence: In the conventional computing world, a programmer will take the problem defined by a SME (subject matter expert) and implement it using standardized applications to run on the computer. In quantum computing, programmers are required to explicitly program it for the quantum computer they have access to, requiring a deep understanding of sophisticated areas of expertise as described below.

●	Mathematics: The problems that are attractive for being solved using quantum computers require significant mathematical expertise to a) optimize the data and problem for quantum computers, b) create the quantum-specific algorithms and formulas required to solve the problem, c) iterate upon the results in a way that optimizes the performance, cost and quality of result. Mathematics is at the core of the many steps involved in quantum computing for optimizing, compressing and applying algorithms to the data for obtaining truly optimal results.

●	Quantum Mechanics: Quantum Computing demands deep knowledge of the principles driving the computing itself. Unlike conventional computers which utilize 0 or 1 bits, quantum computers utilize qubits, which leverage concepts of quantum mechanics such as probabilistic computation, superposition, and entanglement. Experts much understand these concepts to create the algorithms necessary to solve problems on a quantum computer. They must know how to “map” problems and their associated data into problems that are optimized in the specific way required for a quantum computer to accept and process the problem.

●	Quantum Hardware Knowledge: QPUs (Quantum Processing Units) require that programmers manage the configuration, actions, and overall operations of all the underlying circuits utilized in solving the problem. For example, the programming to configure and access QPUs is low level and extremely complicated. This coding is proprietary to each vendor’s QPU idiosyncratic requirements, not to mention, unique to the specific count and version of QPUs in the system, right now. When the system is expended or a QPU upgraded, all the code has to be rewritten.

As one would expect given the dramatic differences in quantum computer hardware architectures currently under development, quantum software requires a dramatic shift from classic software. A user would have to literally have to create every single circuit, gate, algorithm, action and process in low level software. Moreover, the collective requirements imposed upon companies looking to utilize quantum computers can require a training period of a year or longer, even for a highly qualified subject matter expert. Consequently, the time, difficult and expense of hiring such a diverse and deeply knowledgeable team to create quantum applications and workflows limits any organization’s ability to move forward quickly with the power of quantum computing.

The Company’s strategic goals are simple.

6)	Deliver production-ready software that de-risks the shift to quantum computing.

7)	Empower SMEs and programmers to access the power of quantum computing without the prerequisite quantum expertise.

8)	Eliminate the vendor lock-in created by the low-level coding required for individual QPUs by allowing users to freely select the best QPU for their specific problem with no low-level coding or programming changes.

9)	Deliver the best performance results (speed, quality and diversity) at the lowest cost for our users.

10)	Provide software and the required hardware in the cloud to make it simple and cost effective for organizations to begin leveraging quantum computing.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

Products and Products in Development

Qatalyst

Qatalyst (formerly Mukai) is our answer to the current state of the quantum computing industry. As the industry’s only Quantum Application Accelerator, Qatalyst enables developers to create and execute quantum-ready applications on conventional computers, while being ready to run on quantum computers where those systems achieve performance advantage. Qatalyst performs the complex problem transformations necessary to be executed on a variety of quantum platforms today, and users can call upon the same Qatalyst APIs (Application Programming Interfaces) to achieve optimization performance advantages on conventional computers using our cloud-based solution.

Qatalyst dramatically reduces the time-to-quality results and the associated costs for both conventional and quantum computers. Unlike more common toolsets that require deep level quantum expertise to build new quantum problems and workflows, Qatalyst is not a tool kit, but a complete platform. It accelerates performance and results on classic and quantum computers, with no additional quantum programming or quantum computing expertise required. This is why it is unique in its approach to the quantum computing industry. Instead of invoking a team of quantum specialists to transform an optimization problem, a subject matter expert (“SME”) or programmer submits their current problem via a software API to the Qatalyst cloud-based platform. Qatalyst manages the workflow, optimizations, and results, without any further intervention by the user. Qatalyst provides a unique advantage to reduce applications development risks and costs by eliminating the need for scarce high-end quantum programmers.

Qatalyst is integrated with the Amazon Cloud BRAKET API, offering access to multiple Quantum Processing Units (“QPUs”) including DWave, Rigetti, and IonQ. Qatalyst also integrates directly with IBM’s QPUs.

By using Qatalyst, application developers can run their applications on any or all of the available QPUs by merely selecting which QPU they prefer to run on based on the desired performance results of the application. This is an enormous advantage over any other toolkit or platform in the market today. These advantages are significant not just for application developers but for any company that is considering using or exploring quantum computing technology for business applications.

Qatalyst also eliminates the need for the low-level hardware programming expertise required by toolkits. This programming is time consuming and must be updated constantly as QPUs evolve and change, resulting in significant development costs. Qatalyst automatically optimizes the same problem submitted by a SME for multiple Quantum and Conventional Processors. The SME or programmer selects one, or many, processing resources and the problem will be submitted by Qatalyst. This is an enormous advantage over any tool set in the market today. These advantages are significant not just for application developers but for any company that is considering using or exploring quantum computing technology for business applications.

The Company’s innovative Qatalyst software masks the complexity of quantum programming via the Q API, a powerful six call API that users can learn in a day. Instead of spending months or years developing new applications and workflows requiring complex and extremely low-level coding, users, workflows or applications can immediately submit a problem to Qatalyst within a day, using the same familiar constructs they use right now, via the Q API. Users have utilized Qatalyst’s simple API and familiar constructs to solve their first complex problem within a week, as compared to the 6-12 months associated with quantum software toolkits.

Qatalyst Features

Today, SMEs can leverage the power of Qatalyst to solve high-value discrete optimization problems present in finance, bio/pharma, and cybersecurity. Currently, Qatalyst offers the following features:

●	Quantum-ready engines tuned for complex computations. These engines automatically optimize, submit, and iterate to return excellent, diverse results for supply chain and other constrained optimization problems.

●	Transparent abstraction from quantum hardware variance. Qatalyst eliminates the need to write low-level, assembly-type code to support different vendors’ quantum hardware architectures, such as D-Wave, Rigetti, IBM and ION-Q. The same problem can run seamlessly across all quantum types and architectures.

●	Qatalyst Core: an engine that utilizes sophisticated mathematics, quantum transformation and iterative processing to find highly optimal answers across both classic and quantum computers. For example, LaGrange multipliers, which work to compress and simplify the problem prior to constraint optimization. The Core applies these advanced mathematical techniques, based on the type of problem and processing required.

●	Q Graph: a powerful transformation engine that empowers SMEs to submit and analyze graph models as part of their complex optimizations. Q Graph accepts familiar graph models and functions including Clique Cover, Community Detection and Partitioning.

●	Qontrol: a portal that provides administrative management tools for user administration, request control, statuses and alerts. Qontrol also enables system administrators and users to import Qatalyst results into popular analysis applications such as Excel or Tableau.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

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

Basis of Presentation:

The accompanying Balance Sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying audited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2020, and the cash flows and results of operations for the three and twelve months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the twelve months ended December 31, 2020 are not necessarily indicative of the results for subsequent periods.

Accounting Changes

Except for the changes discussed below, Quantum has consistently applied the accounting policies to all periods presented in these unaudited financial statements. The Company has evaluated all recently implemented accounting standards and concluded that none currently apply to the Company.

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

Notes to Financial Statements

December 31, 2020

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

	December 31,
	2020	2019
Net operating loss carry-forwards	$2,841,745	$1,294,728
Valuation allowance	(2,841,745)	(1,294,728)
Net deferred tax assets	$-	$-

At December 31, 2020, the Company had net operating loss carry forwards of approximately $2,841,745.

The Company experienced a change in control during the 2018, 2019 and 2020 calendar years and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. Subsequently, federal, state and local authorities issued mandates for social distancing and working from home to delay the spread of the coronavirus, resulting in an overall decline in economic activity.  The ultimate impact of COVID-19 on the Company is not reasonably estimable at this time.  Management is currently evaluating the recent introduction of the COVID-19 virus and the related government mandates, and their impact on the software industry and has concluded that while it is reasonably possible that the virus and the associated government mandates restricting activity could have a negative effect on the ability of the Company to meet with potential customers and to raise additional capital, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the Company has not recorded any reserves relating to potential COVID-19 financial impacts.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the “SBA”) as a response to the economic uncertainty resulting from COVID-19. Congress amended the CARES Act on December 27, 2020. The CARES Act established the Paycheck Protection Program (the “PPP”) to loan money to small businesses to enable them to continue to meet payroll obligations in the face of business interruptions and loss of revenue due to COVID-19 related restrictions. The CARES Act also includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense deductions, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2020, the Company expects that the carryback of NOL’s will not have an impact on its current tax attributes.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

The Company elected not to implement the payroll tax deferral program under the CARES Act, but did apply for a PPP loan. On May 6, 2020, the Company executed an unsecured promissory note (the “Note”) with BB&T Bank to evidence a loan to the Company in the amount of $218,371 under the Paycheck Protection Program (the “PPP”) established under the CARES Act.

In accordance with the requirements of the CARES Act, the Company used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs and employee benefits. Interest will accrue on the outstanding balance of the Note at a rate of 1.00% per annum. The Company expects to apply for forgiveness of up to the entire amount of the Note. Notwithstanding the Company’s eligibility to apply for forgiveness, no assurance can be given that the Company will obtain forgiveness of all or any portion of the amounts due under the Note. The amount of forgiveness under the Note is calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, subject to limitations and ongoing rule-making by the SBA and the maintenance of employee and compensation levels.

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

Note 3 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. The Company has evaluated the recently implemented accounting standards and concluded that none currently apply to the Company.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

Note 4 – Subscription Receivable

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 8 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before December 31, 2020. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note is paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note will convert and shares will be issued. If the promissory note is not paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note held by this investor will be cancelled, and no shares will be issued.

In 2019 the Company engaged the Initial Investor as a consultant to provide advisory services for a one-year period. Upon satisfactory completion of the agreed services in July 2020, the Company deemed the services to be sufficiently valuable that in lieu of cash payment of invoice submitted the Company offset the invoice against the balance of the promissory note, which has been deemed paid in full. The Initial Investor has converted the full $100,000 of its Convertible Promissory Note into 1,000,000 shares of common stock as of December 31, 2020.

Note 5 – Property and Equipment

	December 31,	December 31,
Classification	2020	2019
Hardware & Equipment	$40,326	$28,353
Software	0	0
Total cost of property and equipment	40,326	28,353
Accumulated depreciation	9,370	2,757
Property and equipment, net	$30,956	$25,596

The Company made Property and Equipment acquisitions of $21,549 during the twelve months ended December 31, 2020. The Company depreciates computer equipment over a period of five years.

Note 6 – Convertible Promissory Notes and Loans

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

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

In December 2020, Oasis converted the principal balance of its promissory note plus accrued interest into 596,869 shares of common stock.

Paycheck Protection Program Loan

On May 6, 2020, Quantum Computing Inc. (the “Company”) executed an unsecured promissory note (the “Note”) with BB&T/Truist Bank N.A. to evidence a loan to the Company in the amount of $218,371 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the “SBA”).

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

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

In May 2020 the Company raised $30,000 from three stockholders in the form of short term, non-interest bearing, promissory notes, each in the amount of $10,000. The promissory notes were repaid by the Company prior to the December 31, 2020 maturity date.

As of December 31, 2020, all of the Warrants held by Auctus and Oasis have been exercised, resulting in total proceeds to the Company of $1,458,500.

In December 2020, two of the Company’s Initial Investors converted the remaining principal balance of their promissory notes, $159,000, into 1,590,000 shares of the Company’s common stock at $0.10 per share. In addition, one of the investors in the 2018 Convertible Note Offering converted the principal balance of his note plus accrued interest into 893,000 shares of the Company’s common stock.

Note 7 – Capital Stock:

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

Notes to Financial Statements

December 31, 2020

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

To properly account for the compensation expense associated with the stock grants under ASC 718, we first analyzed whether there was a “requisite service period” associated with the stock grants. Because the shares vest immediately, we determined that there was no requisite service period, and the employees received taxable compensation as of the date of grant. We also examined whether there were conditions associated with the employee stock grants that would affect recording of compensation expense. We determined that the Company’s recoupment or “clawback” right constitutes a contingent feature of a stock grant such as a clawback feature that should be accounted for if, and when, the contingent event occurs, Moreover, while the company has a legal right to recoup shares under certain conditions, in practice there are a number of procedural hurdles we would have to overcome to actually get the shares back if the terminated employee does not voluntarily surrender the certificate, and there is no guarantee we would succeed. Therefore, because the restricted stock grants vested in full upon the Effective Date, and the clawback right is a contingent condition, in accordance with ASC 718 we determined that the full amount of the fair market value of the shares should be recognized as compensation expense as of the date of the grant, rather than recognizing the stock-based compensation expense pro rata over the three year period of the contingent clawback feature.

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

Notes to Financial Statements

December 31, 2020

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

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

In October 2020 the Board authorized a private placement of common stock in the aggregate amount up to $12,500,000 at a stock price of $2.50 per share (the “2020 $2.50 Equity Offering”).  As of December 31, 2020, the Company has raised approximately $14,4 million in the 2020 $2.50 Equity Offering. The Board closed the 2020 $2.50 Equity Offering to further investment effective December 31, 2020.

In connection with the 2020 $2.50 Equity Offering the Company issued an advisor 367,678 shares of the Company’s common stock and warrants to purchase an additional 367,678 shares of the Company’s common stock, at an initial exercise price) of $3.00 per share, subject to adjustment (the “Warrants”).   Warrants will expire on December 23, 2025.

In December 2020 the Company issued 10,000 shares of common stock to Capital Market Access, LLC, an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Capital Market Access, LLC in May 2020.

In December 2020 the Company issued 170,000 shares of common stock to Bridgewater Capital Corp, a financial and business strategy consulting firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Bridgewater Capital in October, 2020.

In December 2020 the Company issued 250,000 shares each to its two independent directors as compensation for their services on the Company’s Board of Directors from September 2018 through December 2020.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2020

(Audited)

Note 8 – Related Party Transactions

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

JLS Ventures

To provide the Company with advertising and marketing services, the Company contracted with JLS Ventures LLC (“JLS”), an entity wholly owned by Justin Schreiber, a member of the Company’s board of directors, to procure and manage advertising services. The agreement with JLS is for a period of one year and is terminable upon thirty days’ notice. During the year ending December 31, 2021. The Company reimbursed JLS $140,698 for costs associated with advertisement procurement.

Note 9 – Reclassifications:

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

Note 10 – Subsequent Events:

In January 2021 the Company issued 10,000 shares of common stock to Axis Partners, Inc., an investor relations firm, as compensation for services pursuant to the terms of an agreement the Company entered into with Axis Partners, Inc. in January 2021.

In January 2021 holders of warrants for 842,678 shares of common stock requested a cashless exercise of their warrants, resulting in the issuance of 616,273 shares of common stock.

In February 2021 the Company issued 33,333 shares of common stock, which vest ratably over a twelve month period, to a consultant as compensation for business development services pursuant to an agreement the Company entered into in January 2021.

In February 2021 the Company issued options for 650,000 shares of common stock, vesting over twelve months, to two investor relations consultants pursuant to agreements the Company entered into in February 2021. The Company also issued options for 193,500 shares of common stock, vesting over three years, to three business development consultants and one director.

There are no other events of a subsequent nature that in management’s opinion are reportable.