Form 10-Q
period 2021-03-31
Quantum Computing Inc.
filed 2021-05-13
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 12, 2021, there were 28,855,702 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Balance Sheets

(Unaudited)

	March 31,	December 31
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$13,765,848	$15,196,322
Prepaid Expenses	291,582	40,773
Lease right-of-use	-	-
Fixed Assets (net of depreciation)	32,983	30,956
Total assets	$14,090,413	$15,268,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$246,961	$366,706
Accrued Expenses	134,821	108,130
Lease Liability	-	-
Derivative Liability	-	-
Loans Payable	218,371	218,371
Convertible promissory notes – related party	-	-
Convertible promissory notes	-	-
Total liabilities	600,153	693,207

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 28,730,702 and 27,966,096 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,873	2,797
Additional paid-in capital	47,824,736	47,744,803
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	17,650,797	15,423,644
Subscription Receivable	-	-
Accumulated deficit	(56,886,981)	(53,495,235)
Total stockholders’ equity (deficit)	13,490,260	14,574,844
Total liabilities and stockholders’ equity (deficit)	$14,090,413	$15,268,051

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries	245,512	164,823
Consulting	303,470	76,162
Research & Development	625,445	344,682
Stock Based Compensation	1,977,170	1,012,351
Related Party Marketing	-	-
Selling General & Administrative -Other	241,532	140,374
Operating expenses	3,393,129	1,738,392

Loss from Operations	(3,393,129)	(1,738,392)
		-
Other Income and Expense
Interest Income – Money Market	1,383	25
Misc. Income – Legal Settlements	-	425,000
Interest Expense – Promissory Notes	-	(26,644)
Interest Expense - Beneficial Conversion Feature		(100,000)
Interest Expense –Warrant repricing		237,124
Interest Expense – Derivatives mark to market	-	504,708
Net Other income (expense)	1,383	1,040,213

Federal income tax expense	-	-

Net loss	$(3,391,746)	$(698,179)

Weighted average shares - basic and diluted	28,730,702	7,764,046
Loss per share - basic and diluted	$(0.12)	$(0.09)

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2020

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)

Issuance of shares for cash	287,000	28	430,472	-	430,500
Beneficial Conversion Feature			100,000		100,000
Subscription Receivable			-	-	-
Derivative Mark to Market			(237,124)	-	(237,124)
Stock Options			783,100	-	783,100
Stock based compensation	115,000	12	229,238	-	229,250
Net loss	-	-	-	(698,179)	(698,179)
BALANCES, March 31, 2020	7,764,046	$776	$27,253,612	$(29,459,134)	$(2,204,745)

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2020	27,966,096	$2,797	$68,067,282	$(53,495,235)	$(14,574,844)

Issuance of shares for cash	55,000	6	79,994	-	80,000
Issuance of shares for debt conversion	-	-	-		-
Issuance of shares for services	709,606	70	933,259	-	933,329
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Derivatives & Warrants	-	-	-	-	-
Stock Options			1,293,832-	-	1,300,168
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(3,391,746)	(3,391,746)
BALANCES, December 31, 2020	28,730,702	$2,873	$70,374,368	$(56,886,981)	$13,490,260

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,391,746)	$(698,179)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(250,809)	7,228
Depreciation	2,016	1,581
Accounts Payable	(119,744)	(10,807)
Accrued Expenses	26,690	60,950
Derivative Mark to Market	-	(504,708)
Stock Based Compensation	2,227,162	1,012,350
Warrant Expense	-	(237,124)
Beneficial Conversion Feature	-	100,000
CASH USED IN OPERATING ACTIVITIES	(1,506,431)	(268,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(4,043)	(3,258)
CASH USED IN INVESTING ACTIVITIES	(4,043)	(3,258)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment/conversion) of Convertible Promissory Notes	-	(60,302)
Proceeds from loans	-	-
Subscription Receivable	-	-
Proceeds from stock issuance	80,000	430,500
CASH PROVIDED BY FINANCING ACTIVITIES	80,000	370,198

Net increase (decrease) in cash	(1,430,474)	98,231

Cash, beginning of period	15,196,322	101,100

Cash, end of period	$13,765,848	$199,331

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Subscription receivable created from issuance of note payable	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for compensation	2,227,162	229,250

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

Company

The Company is focused on providing software tools and applications for quantum computers. We believe there is significant business opportunity in the quantum computing industry, and that the quantum computer has the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over classical computing, the software tools and applications necessary for accelerating real-world problems must be developed to deliver on quantum computing’s full promise.

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

Basis of Presentation:

The accompanying Balance Sheet as of March 31, 2021, which was derived from audited financial statements, and the unaudited interim financial statements of the Company, has been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2021, and the cash flows and results of operations for the three and three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for subsequent periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements contained in the Company’s 2020 Form 10-K, filed with Securities and Exchange Commission, and it is suggested that these financial statements be read in conjunction therewith.

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

	March 31,
	2021	2020
Net operating loss carry-forwards	$3,209,535	$1,379,919
Valuation allowance	(3,209,535)	(1,379,919)
Net deferred tax assets	$-	$-

At March 31, 2021, the Company had net operating loss carry forwards of approximately $3,209,535.

The Company experienced a change in control during the 2018, 2019 and 2020 calendar years and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income.

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. Subsequently, federal, state and local authorities issued mandates for social distancing and working from home to delay the spread of the coronavirus, resulting in an overall decline in economic activity.  The ultimate impact of COVID-19 on the Company is not reasonably estimable at this time.  Management is currently evaluating the recent introduction of the COVID-19 virus vaccines and the related government mandates, and their impact on the software industry and has concluded that while it is reasonably possible that the virus and the associated government mandates restricting activity could have a negative effect on the ability of the Company to meet with potential customers and to raise additional capital, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the Company has not recorded any reserves relating to potential COVID-19 financial impacts.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the "SBA") as a response to the economic uncertainty resulting from COVID-19. Congress amended the CARES Act on December 27, 2020. The CARES Act established the Paycheck Protection Program (the “PPP”) to loan money to small businesses to enable them to continue to meet payroll obligations in the face of business interruptions and loss of revenue due to COVID-19 related restrictions. The CARES Act also includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense deductions, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of March 31, 2021, the Company expects that the carryback of NOL's will not have an impact on its current tax attributes.

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

The Company elected not to implement the payroll tax deferral program under the CARES Act, but did apply for a PPP loan. On May 6, 2020, the Company executed an unsecured promissory note (the “Note”) with BB&T/Truist Bank N.A. to evidence a loan to the Company in the amount of $218,371 under the Paycheck Protection Program (the “PPP”) established under the CARES Act.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

Note 4 – Subscription Receivable

The Company assumed a promissory note from one of the Initial Investors to Convergent Risk Group, LLC (see Note 9 – Related Parties) in the amount of $100,000, which is payable by the Initial Investor on or before December 31, 2020. The promissory note was issued in payment for a promissory note from Convergent to the Initial Investor, which has also been assumed by the Company in exchange for a Convertible Promissory Note in the amount of $100,000, convertible to Company common shares at a conversion price of $0.10 per share. If the promissory note was paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note would convert and shares will be issued. If the promissory note was not paid in full on or before December 31, 2020, the Company’s Convertible Promissory Note held by this investor would be cancelled, and no shares would be issued.

In 2019 the Company engaged the Initial Investor as a consultant to provide advisory services for a one-year period. Upon satisfactory completion of the agreed services in July 2020, the Company deemed the services to be sufficiently valuable that in lieu of cash payment of invoice submitted the Company offset the invoice against the balance of the promissory note, which has been deemed paid in full. The Initial Investor converted the full $100,000 of its Convertible Promissory Note into 1,000,000 shares of common stock as of December 31, 2020.

Note 5 – Property and Equipment

	March 31,	December 31,
Classification	2021	2020
Hardware & Equipment	$44,369	$40,326
Software	0	0
Total cost of property and equipment	44,369	40,326
Accumulated depreciation	11,386	9,370
Property and equipment, net	$32,983	$30,956

The Company made Property and Equipment acquisitions of $4,043 during the three months ended March 31, 2021. The Company depreciates computer equipment over a period of five years.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

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

(Unaudited)

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

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

In October 2020 the Board authorized a private placement of common stock in the aggregate amount up to $12,500,000 at a stock price of $2.50 per share (the “2020 $2.50 Equity Offering”).  As of December 31, 2020, the Company has raised approximately $14.4 million in the 2020 $2.50 Equity Offering. The Board closed the 2020 $2.50 Equity Offering to further investment effective December 31, 2020.

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

(Unaudited)

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

In February 2021 the Company issued 5,556 shares of common stock to a consultant as compensation for business development services pursuant to an agreement the Company entered into in January 2021.

In February 2021 the Company issued options for 450,000 shares of common stock, vesting over twelve months, to two investor relations consultants pursuant to agreements the Company entered into in February 2021.

In February 2021 an advisor exercised options to purchase 30,000 shares of the Company’s common stock at $1.00 per share, resulting in proceeds to the Company of $30,000.

In February 2021 an investor exercised warrants for 25,000 shares of the Company’s common stock at $2.00 per share, resulting in proceeds to the Company of $50,000.

Note 8 – Related Party Transactions

Convergent Risk Group, LLC

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors.”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for).    The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2019.    The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before June 30, 2019.   All of the Initial Investors have converted their Convertible Promissory Notes to the Company’s common stock as of December 31, 2020.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

JLS Ventures

To provide the Company with advertising and marketing services, the Company verbally contracted with JLS Ventures LLC. (“JLS”), an entity wholly owned by Justin Schreiber, a member of the Company’s board of directors, to procure and manage the advertising services. The agreement with JLS was terminated in October 2020 and no further expenses are anticipated under this contract. During the year ending December 31, 2020 the Company paid JLS $140,698 for advertising services.

Note 9 – Employee Benefits:

The Company offers a health and welfare benefit plan to current full time employees that provides medical, dental, vision, life and disability benefits. The Company also offers a 401K retirement savings plan to all full time employees. There are no unpaid liabilities under the Company’s benefit plans, and the Company has no obligation to pay for post-retirement health and medical costs of retired employees.

Note 10 – Subsequent Events:

In April 2021 an investor exercised warrants for 125,000 shares of the Company’s common stock at $2.00 per share, resulting in proceeds to the Company of $250,000.

In April 2021 the Company entered into employment agreements with two executive officers, Mr. Robert Liscouski and Mr. Christopher Roberts, listed in the table below (each, a “Officer” and together, the “Officers”). Pursuant to the terms of the Employment Agreements, the Officers were granted options to purchase shares of the Company’s common stock. The options were granted at $6.40 per share.

Name	Position	Number of Options
Robert Liscouski	Chairman, Chief Executive Officer, President	400,000
Christopher Roberts	Chief Financial Officer, Director	400,000

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

Overview

The Company is focused on providing software tools and applications for quantum computers. We believe there is significant business opportunity in the quantum computing industry, and that the quantum computer has the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over classical computing, the software tools and applications necessary for accelerating real-world problems must be developed to deliver on quantum computing’s full promise.

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

Qatalyst Features

Today, SMEs can leverage the power of Qatalyst to solve high-value discrete optimization problems present in finance, bio/pharma, and cybersecurity. Currently, Qatalyst offers the following features:

●	Quantum-ready engines tuned for complex computations. These engines automatically optimize, submit, and iterate to return excellent, diverse results for supply chain and other constrained optimization problems.

●	Transparent abstraction from quantum hardware variance. Qatalyst eliminates the need to write low-level, assembly-type code to support different vendors’ quantum hardware architectures, such as D-Wave, Rigetti, IBM and ION-Q. The same problem can run seamlessly across all quantum types and architectures.

●	Qatalyst Core: an engine that utilizes sophisticated mathematics, quantum transformation and iterative processing to find highly optimal answers across both classic and quantum computers. For example, LaGrange multipliers, which work to compress and simplify the problem prior to constraint optimization. The Core applies these advanced mathematical techniques, based on the type of problem and processing required.

●	Q Graph: a powerful transformation engine that empowers SMEs to submit and analyze graph models as part of their complex optimizations. Q Graph accepts familiar graph models and functions including Clique Cover, Community Detection and Partitioning.

●	Qontrol: a portal that provides administrative management tools for user administration, request control, statuses and alerts. Qontrol also enables system administrators and users to import Qatalyst results into popular analysis applications such as Excel or Tableau.

Results of Operations

Three Months Ended March 31, 2021 vs. March 31, 2020

Revenues

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended March 31, 2021 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet sold any products or services to any customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet sold any products or services.

Gross Margin

Gross margin for the three months ended March 31, 2021 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet sold any products or services.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $3,393,129 as compared with $1,738,392 for the comparable prior year period, an increase of $1,654,676, or 95%. The increase in operating expenses is due in large part to the $964,819 increase in stock-based compensation, a $280,763 increase research and development expenses, partially offset by a $31,073 decrease in legal fees in the first three months of 2021 compared with the comparable period in 2020. In addition, changes in the number and composition of staff resulted in a $80,689 increase in salary and benefit expenses, and a $227,308 increase in consulting expenses, primarily related to increased sales and marketing efforts, compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended March 31, 2021 was $3,391,746 as compared with a net loss of $698,179 for the comparable prior year period, an increase of $2,693,568 or 644%. The increase in net loss is primarily due to the increase in operating expenses, noted above, plus a $615,188 decrease in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, granting warrants, and repricing existing warrants, and other financing related expenses recorded in the prior year period compared to the current year period. In addition, during the comparable prior year period, the net loss from operations was offset in part by $425,000 in other income from a legal settlement.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $19,259,904 through private placement of equity and $5,133,000 through private placements of Convertible Promissory Notes for a total of $24,392,904 in new investment. The Company has one SBA PPP bank loan in the amount of $218,371 but no bank lines of credit, and no long-term debt obligations. As of March 31, 2021, the Company had cash and equivalents of $13,765,848 on hand.

The following table summarizes total current assets, liabilities and working capital at March 31, 2021, compared to December 31, 2020:

	March 31, 2021	December 31, 2020	Increase/ (Decrease)
Current Assets	$14,057,430	$15,237,095	$(1,179,665)
Current Liabilities	$600,153	$693,207	$(93,055)
Working Capital (Deficit)	$13,457,277	$14,543,888	$(1,086,610)

At March 31, 2021, we had working capital of $13,457,277 as compared to working capital of $14,543,888 at December 31, 2020, a decrease of $1,086,610. The decrease in working capital is primarily attributable to in the use of cash to pay for operating expenses and capital investments.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $1,506,431 and $268,709, respectively. The net loss for the three months ended March 31, 2021 and 2020, was $3,391,746 and $698,179, respectively.

Net cash used in investing activities for the twelve months ended March 31, 2021 and 2020 were $4,043 and $3,258, respectively representing a $785 increase in investments for computer equipment in 2021 compared with the first three months of 2020.

Net cash provided by financing activities for the three months ended March 31, 2021 was $80,000 and cash flows provided in the same period of 2020 was $370,198. Cash flows provided in financing activities during the first thee-month period in 2021 were primarily attributable to issuance of common stock for the exercise of options and the exercise of warrants.  The cash flow used in financing activities during the first three months of 2020 were related to the sale of a convertible promissory note, the conversion of convertible promissory notes to common stock and the exercise of warrants to purchase common stock.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During the first three months of 2021, we have funded our operations through the use of cash on hand, coupled with funds received from the exercise of options and warrants. As of May 7, 2021, we had cash on hand of approximately $13,545,102. We have approximately $6,743 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2020. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2021 and for fiscal 2020, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021, other than the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2021, the Company issued 616,273 shares upon the cashless exercise of warrants issued to two advisory firms. The Company also issued 2,778 shares to a consultant as payment for business development services.

In February 2021, the Company issued 10,000 shares as compensation to a consultant for investor relations services and 40,000 shares to legal advisors as compensation for services and issued 2,778 shares to a consultant as payment for business development services. In addition, the Company issued 30,000 shares upon exercise of options granted to an advisor. The Company received proceeds of $30,000 upon exercise of the options.

In March 2021, the Company issued 25,000 shares upon exercise of warrants issued to an investor in 2020. The Company received proceeds of $50,000 upon exercise of the warrants. The Company also issued 37,777 shares to two consultants as payment for business development services.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1**	Form Director Agreement	8-K	10.1	02/23/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.				X

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: May 13, 2021	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer