Form 10-Q
period 2021-06-30
Quantum Computing Inc.
filed 2021-08-16
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

(703) 436-2121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001	QUBT	The Nasdaq Capital Market

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

As of August 13, 2021, there were 29,156,815 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Balance Sheets

(Unaudited)

	June 30,	December 31
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$12,625,370	$15,196,322
Prepaid Expenses	209,565	40,773
Lease right-of-use	26,977	-
Security Deposits	3,109	-
Fixed Assets (net of depreciation)	30,764	30,956
Total assets	$12,895,785	$15,268,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$587,349	$366,706
Accrued Expenses	185,228	108,130
Lease Liability	26,976	-
Derivative Liability	-	-
Loans Payable	-	218,371
Convertible promissory notes – related party	-	-
Convertible promissory notes	-	-
Total liabilities	799,553	693,207

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 29,055,702 and 27,966,096 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,905	2,797
Additional paid-in capital	48,074,724	47,744,803
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	20,115,468	15,423,644
Subscription Receivable	-	-
Accumulated deficit	(60,995,700)	(53,495,235)
Total stockholders’ equity (deficit)	12,096,232	14,574,844
Total liabilities and stockholders’ equity (deficit)	$12,895,785	$15,268,051

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit			-	-
Salaries	746,998	298,871	508,528	134,046
Consulting	540,822	140,212	228,352	64,050
Research & Development	1,182,137	680,356	565,692	335,673
Stock Based Compensation	4,525,171	1,237,407	2,548,002	225,055
Selling General & Administrative -Other	726,703	299,103	478,127	158,732
Operating expenses	7,721,831	2,655,949	4,328,701	917,556
Loss from Operations	(7,721,831)	(2,655,949)	(4,328,701)	(917,556)
Interest Income – Money Market	2,994	27	1,611	2
Interest Expense – Promissory Notes	-	(169,656)	-	(143,013)
Interest Expense - Beneficial Conversion Feature	-	(100,000)	-	-
Interest Expense – Derivatives & Warrants	-	1,488,794	-	746,962
Interest Expense – Financing Costs	-	(1,472,494)	-	(1,472,494)
Misc. Income	218,371	432,500	218,371	7,500
Other income (expense)	221,365	179,171	219,982	(861,043)

Federal income tax expense	-	-	-	-

Net loss	$(7,500,466)	$(2,476,778)	$(4,108,719)	$(1,778,599)

Weighted average shares - basic and diluted	29,055,702	8,611,190	29,055,702	8,611,190
Loss per share - basic and diluted	$(0.26)	$(0.29)	$(0.14)	$(0.21)

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

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCES, December 31, 2020	27,966,096	$2,797	$68,067,282	$(53,495,235)	$(14,574,844)

Issuance of shares for cash	55,000	6	79,994	-	80,000
Issuance of shares for debt conversion
Issuance of shares for services	709,606	70	933,259		933,329
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			-	-	-
Stock Options			1,293,833	-	1,293,833
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(3,391,746)	(3,391,746)
BALANCES, March 31, 2021	28,730,702	$2,873	$70,374,368	$(56,886,981)	$(13,490,260)

Issuance of shares for cash	125,000	12	249,988	-	250,000
Issuance of shares for debt conversion
Issuance of shares for services	200,000	20	235,980		236,000
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			-	-	-
Stock Options			2,228,691	-	2,228,691
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(4,108,719)	(4,108,719)
BALANCES, June 30, 2021	29,055,702	$2,905	$73,089,027	$(60,995,700)	$(12,096,232)

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,500,466)	$(2,476,778)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(168,793)	12,964
Depreciation	4,235	3,161
Accounts Payable	220,644	71,308
Accrued Expenses	77,098	132,629
Derivative Mark to Market	-	(62,056)
Stock Based Compensation	4,691,824	1,237,406
Warrant Expense	-	(1,426,738)
Beneficial Conversion Feature	-	100,000
CASH USED IN OPERATING ACTIVITIES	(2,675,458)	(2,408,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(4,043)	(3,258)
Security Deposits	(3,109)	-
CASH USED IN INVESTING ACTIVITIES	(7,152)	(3,258)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment/conversion) of Convertible Promissory Notes	-	163,055
Proceeds from (forgiveness of) loans	(218,371)	258,371
Subscription Receivable	-	-
Proceeds from stock issuance	330,029	2,385,437
CASH PROVIDED BY FINANCING ACTIVITIES	111,658	2,806,863

Net increase (decrease) in cash	(2,570,952)	395,501

Cash, beginning of period	15,196,322	101,100

Cash, end of period	$12,625,370	$496,601

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Subscription receivable created from issuance of note payable	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued for compensation	1,169,329	229,250

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization:

Quantum Computing Inc., formerly known as Innovative Beverage Group Holdings, Inc. a Delaware corporation (the “Company”) was the surviving entity as the result of a merger between Ticketcart, Inc. and Innovative Beverage Group, Inc., both Nevada corporations. Innovative Beverage Group, Inc. was the surviving entity as the result of a merger between Kat-A-Tonic Distributing, Inc., a Texas corporation and United European Holdings, Ltd., a Nevada Corporation. In 2021 the Company established three wholly owned subsidiaries, Qubitech, Inc., Qubittech Federal, Inc. and Qubittech International, Inc., all of which are Delaware corporations. At this time there are no personnel, assets or liabilities associated with any of the subsidiaries.

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

Nature of Business

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

This represents a significant barrier to entry for companies looking to leverage novel quantum computing capabilities for their business needs. Utilizing quantum computers for real-world problems requires an abstract blend of a wide range of computing and non-computing expertise, including:

●	Subject Matter Expertise (SME): As with any problem, the first step is for a business expert to rigorously define and describe what information and/or results the business requires.

●	Programming Excellence: In the classical computing world, a programmer will take the problem defined by a SME (subject matter expert) and implement it using standardized applications to run on the computer. In quantum computing, programmers are required to explicitly program it for the quantum computer they have access to, requiring a deep understanding of sophisticated areas of expertise as described below.

●	Mathematics: The problems that are attractive for being solved using quantum computers require significant mathematical expertise to a) optimize the data and problem for quantum computers, b) create the quantum-specific algorithms and formulas required to solve the problem, c) iterate upon the results in a way that optimizes the performance, cost and quality of result. Mathematics is at the core of the many steps involved in quantum computing for optimizing, compressing and applying algorithms to the data for obtaining truly optimal results.

●	Quantum Mechanics: Quantum Computing demands deep knowledge of the principles driving the computing itself. Unlike classical computers which utilize 0 or 1 bits, quantum computers utilize qubits, which leverage concepts of quantum mechanics such as probabilistic computation, superposition, and entanglement. Experts much understand these concepts to create the algorithms necessary to solve problems on a quantum computer. They must know how to “map” problems and their associated data into problems that are optimized in the specific way required for a quantum computer to accept and process the problem.

●	Quantum Hardware Knowledge: QPUs (Quantum Processing Units) require that programmers manage the configuration, actions, and overall operations of all the underlying circuits utilized in solving the problem. For example, the programming to configure and access QPUs is low level and extremely complicated. This coding is proprietary to each vendor’s QPU idiosyncratic requirements, not to mention, unique to the specific count and version of QPUs in the system, right now. When the system is expended or a QPU upgraded, all the code has to be rewritten.

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

The Company’s strategic goals are as follows:

1)	Deliver production-ready software that de-risks the shift to quantum computing.

2)	Empower SMEs and programmers to access the power of quantum computing without the prerequisite quantum expertise.

3)	Eliminate the vendor lock-in created by the low-level coding required for individual QPUs by allowing users to freely select the best QPU for their specific problem with no low-level coding or programming changes.

4)	Deliver the best performance results (speed, quality and diversity) at the lowest cost for our users.

5)	Provide software and the required hardware in the cloud to make it simple and cost effective for organizations to begin leveraging quantum computing.

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

The Company’s fiscal year end is December 31.

Basis of Presentation:

The accompanying Balance Sheet as of June 30, 2021, which was derived from audited financial statements, and the unaudited interim financial statements of the Company, has been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2021, and the cash flows and results of operations for the three and six months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results for subsequent periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Operating Leases - ASC 842

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

We lease substantially all our office space used to conduct our business. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019 are accounted for under ASC 840 and were not reassessed.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2020 and June 30, 2021 we had no finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The Company is currently leasing space in three locations, Leesburg, VA, Minneapolis, MN and Vancouver, BC, and we have recognized right-of-use assets and lease liabilities accordingly.

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

	June 30,
	2021	2020
Net operating loss carry-forwards	$3,615,322	$1,916,401
Valuation allowance	(3,615,322)	(1,916,401)
Net deferred tax assets	$-	$-

At June 30, 2021, the Company had net operating loss carry forwards of approximately $3,615,322.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the "SBA") as a response to the economic uncertainty resulting from COVID-19. Congress amended the CARES Act on December 27, 2020. The CARES Act established the Paycheck Protection Program (the “PPP”) to loan money to small businesses to enable them to continue to meet payroll obligations in the face of business interruptions and loss of revenue due to COVID-19 related restrictions. The CARES Act also includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense deductions, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of June 30, 2021, the Company expects that the carryback of NOL's will not have an impact on its current tax attributes.

The Company applied for a PPP loan in April 2020. On May 6, 2020, the Company executed an unsecured promissory note (the “Note”) with BB&T Bank to evidence a loan to the Company in the amount of $218,371 under the Paycheck Protection Program (the “PPP”) established under the CARES Act.

In accordance with the requirements of the CARES Act, the Company used the proceeds from the loan exclusively for qualified expenses under the PPP, including payroll costs and employee benefits. The Company applied for forgiveness of the entire PPP loan balance and in June 2021 the SBA informed the Company that the full balance of the PPP loan had been forgiven, along with accrued interest. Upon notification from the SBA that the PPP loan balance had been forgiven, the Company reclassified the loan balance to other income.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

Note 4 – Subscription Receivable

In 2018 the Company recorded a subscription receivable relating to a convertible promissory note from one of the Initial Investors (as defined below) in the amount of $100,000. During 2020, the Initial Investor converted the full $100,000 of his promissory note into 1,000,000 shares of common stock. The Company had no subscription receivable outstanding as of December 31, 2020.

Note 5 – Property and Equipment

	June 30,	December 31,
Classification	2021	2020
Hardware & Equipment	$44,369	$40,326
Software	0	0
Total cost of property and equipment	44,369	40,326
Accumulated depreciation	13,604	9,370
Property and equipment, net	$30,764	$30,956

The Company made Property and Equipment acquisitions of $4,043 during the Six months ended June 30, 2021. The Company depreciates computer equipment over a period of five years.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

Auctus Securities Purchase Agreement

In October 2019 the Company entered into a Securities Purchase Agreement (the “Auctus SPA”), dated October 14, 2019 and effective October 16, 2019 (the “Issuance Date”), by and between the Company and Auctus Fund, LLC, a Delaware limited liability company (“Auctus”), pursuant to which Auctus purchased from the Company, for a purchase price of $500,000 (the “Purchase Price”): (i) a Convertible Promissory Note in the principal amount of $500,000.00 (the “Auctus Note”); (ii) a common stock purchase warrant permitting Auctus to purchase up to 500,000 shares of the Company’s common stock, at an exercise price of $2.75 per share (the “First Warrant”); (iii) a common stock purchase warrant permitting Auctus to purchase up to 350,000 shares of the Company’s common stock at an exercise price of $3.75 per share (the “Second Warrant”); and (iv) a common stock purchase warrant permitting Auctus to purchase up to 275,000 shares of the Company’s Common Stock at an exercise price of $4.75 per share (the “Third Warrant” and together with the First Warrant and the Second Warrant, the “Warrants”, and together with the Auctus Note, the “Auctus Securities”).

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

Under the terms of the Auctus SPA, subject to certain conditions, upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) registering all of the shares of Common Stock underlying the Auctus Note and the Warrants, Auctus agreed to provide the Company with an additional investment of up to $1,000,000 through the issuance of an additional note or notes, as applicable (the “Additional Notes”).

In connection with the Auctus SPA, the Company entered into a Registration Rights Agreement (the “RRA”) pursuant to which it committed (i) use its best efforts to file with the Commission the Registration Statement within ninety (90) days of the Issuance Date; and (ii) have the Registration Statement declared effective by the Commission within one hundred fifty (150) days of the Issuance Date. The Company filed a Registration Statement with the Commission in November 2019 and it was declared effective in December 2019, registering 1,625,000 shares.

In January 2020 Auctus exercised its option to convert $21,305 of the principal of its Convertible Note and accrued interest and fees of $8,695 (a total of $30,000) into 20,000 shares of the Company’s Common Stock. The principal balance remaining on the Auctus Note following this conversion was $478,695.

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

In February 2020 Auctus exercised its option to convert $138,998 of the principal of its note and accrued interest and fees of $11,002 (a total of $150,000) into 100,000 shares of the Company’s Common Stock. The principal balance remaining on the Auctus Note following this conversion was $339,698.

In February 2020, the Company entered into an agreement with Auctus to reduce the exercise price of the $2.75 per share Warrants to $1.50 per share. No other changes were made to the terms of the Warrants or the Auctus Note. Also in February 2020, Auctus exercised 167,000 warrants at $1.50 per share, resulting in total proceeds to the Company of $250,500.

On May 8, 2020 the Company repaid the outstanding principal balance of the Auctus Note, including accrued interest and prepayment penalty interest, for a total of $462,691.

On May 8, 2020, the Company entered into an agreement with Auctus to reduce the exercise price of the Amended First Warrants from $1.50 per share to $1.00 per share, and to reduce the exercise price of the Second Warrants from $3.75 to $2.50 per share. No other changes were made to the terms of the Auctus Warrants or the Auctus Note. In May 2020 Auctus exercised 50,000 warrants at $1.00 per share, resulting in total proceeds to the Company of $50,000. In June 2020, Auctus exercised 183,000 warrants at $1.00 per share, resulting in total proceeds to the Company of $183,000.

Oasis Securities Purchase Agreement

On May 6, 2020 (the “Oasis Issuance Date”) the Company entered into a Securities Purchase Agreement (the “Oasis SPA”) by and between the Company and Oasis Capital, LLC, a Puerto Rico limited liability company (“Oasis”), pursuant to which Oasis purchased from the Company, for a purchase price of $500,000: (i) a Convertible Promissory Note in the principal amount of $563,055.00 (the “Oasis Note”); and (ii) a common stock purchase warrant (the “Oasis Warrant” and together with the Oasis Note, the “Oasis Securities”) permitting Oasis to purchase up to 187,685 shares of the Company’s Common Stock, at an exercise price of $1.50 per share (the “Oasis Warrant Exercise Price”). The Company received gross proceeds of $500,000 on May 8, 2020.

The Oasis Note accrues interest at a rate of eight percent (8%) per annum and matures on the nine (9) months anniversary of the Oasis Issuance Date (the “Maturity Date”). In the event that the Company prepays the Oasis Note, the Company shall pay all of the principal and interest, together with a prepayment penalty ranging from 105% to 135% depending upon the date of such prepayment. The Oasis Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, all outstanding obligations owing under the Oasis Note will become immediately due and payable in cash or Common Stock at Oasis’ election. Any outstanding obligations owing under the Oasis Note which are not paid when due shall bear interest at the rate of eighteen percent (18%) per annum.

The Oasis Note is convertible into shares of the Company’s Common Stock, subject to the adjustments described therein. The conversion price (the “Oasis Note Conversion Price”) per share shall be (i) $1.50 during the six month period immediately following the Oasis Issuance Date, and (ii) after the six month period immediately following the Oasis Issuance Date, the lower of: (a) $1.50, and (b) 70% multiplied by the lowest volume weighted average price for the Common Stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date (representing a discount rate of 30%).

The Oasis Warrant is exercisable for a term of five-years from the date of issuance. The Oasis Warrant provides for cashless exercise to the extent that there is no registration statement available for the underlying shares of Common Stock. Until such time as there no longer an outstanding balance on the Oasis Note, if the Company shall, at any time while the Oasis Warrant is outstanding, sell any shares of Common Stock or securities entitling any person or entity to acquire shares of Common Stock at a price per share that is less than the Oasis Warrant Exercise Price (a “Dilutive Issuance”), than the Oasis Warrant Exercise Price shall be reduced to equal the Base Share Price (as defined in the Oasis Warrant) and the number of shares of Common Stock issuable under the Oasis Warrant shall be increased such that the aggregate exercise price payable under the Oasis Warrant, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

On May 7, 2020, in connection with its entry into the Oasis SPA, the Company issued 37,537 Inducement Shares (as defined in the Oasis SPA) to Oasis.

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

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company shall have the discretion to deliver put notices to Oasis and Oasis will be obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to Oasis in each put notice shall not exceed the lesser of $500,000 or two hundred and fifty percent (250%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put notice. Pursuant to the Equity Purchase Agreement, Oasis and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to Oasis that would result in Oasis’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to ninety percent (90%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to Oasis until the earlier of (i) the date on which Oasis has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement; (ii) April 26, 2023; or (iii) written notice of termination delivered by the Company to Oasis, subject to certain equity conditions set forth in the Equity Purchase Agreement. As of the date hereof, the Registration Statement is no longer effective and the Company is not utilizing the Equity Purchase Agreement.

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

Paycheck Protection Program Loan

On May 6, 2020, the Company executed an unsecured promissory note (the “PPP Loan”) with BB&T/Truist Bank N.A. to evidence a loan to the Company in the amount of $218,371 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the "SBA").

In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs. The Company applied for forgiveness of the entire PPP Loan balance, and in June 2021 the SBA informed the Company that the full balance of the PPP Loan had been forgiven, along with accrued interest. Upon notification from the SBA that the PPP Loan balance had been forgiven, the Company reclassified the PPP Loan balance to other income.

Note 7 – Capital Stock:

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

In February 2021 the Company issued 5,556 shares of common stock to a consultant as compensation for business development services pursuant to an agreement the Company entered into in January 2021.

In February 2021 the Company issued options for 450,000 shares of common stock, vesting over twelve months, to two investor relations consultants pursuant to agreements the Company entered into in February 20212.

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

In May 2021 the Company issued 200,000 shares of common stock to a consultant as compensation for investor relations services pursuant to an agreement the Company entered into in May 2020.

Stock issuance pursuant to settlement agreement

In May 2021, the Company entered into settlement agreements with two former executives of Innovative Beverage Group Holdings, Inc. (IBGH), Mr. Peter Bianchi and Mr. Jan Bonner (collectively the “IBGH Executives”), pursuant to which the Company received a release from any and all claims or potential claims the IBGH Executives might have had against the Company, in exchange for facilitating the replacement of lost stock certificates in IBGH and the removal of any restrictions on transfer of the shares represented by said certificates.  The IBGH Executives each held the equivalent of 91,659 shares of stock in the Company, for a total of 183,318 shares.  In addition, the IBGH Executives agreed to a three week Leak Out agreement once the restrictions on their shares were removed. No new shares were issued as a result of the settlement agreements.

Note 8 – Related Party Transactions

Convergent Risk Group, LLC

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors.”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for).    The Convertible Promissory Notes accrue interest at eight percent (8%) per annum and are convertible into common stock of the Company at a conversion price of $0.10 per share at any time prior to or at August 10, 2019.    The Company also assumed a promissory note from one of the Initial Investors to Convergent in the amount of $100,000, which is payable on or before June 30, 2019.   All of the Initial Investors had converted their Convertible Promissory Notes into shares of the Company’s Common Stock as of December 31, 2020.

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

Note 10 – Subsequent Events:

On July 15, 2021 the Company commenced trading its common stock on the NASDAQ Exchange.

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

When we say “we,” “us,” “our,” “Company,” or “Quantum,” we mean Quantum Computing Inc.

This section should be read in conjunction with other sections of this Quarterly Report, specifically, Selected Financial Statements and Supplementary Data.

This quarterly report on Form 10-Q and other reports filed Quantum Computing, Inc. (the “Company” “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Products and Products in Development

QATALYST

The Company’s primary offering is the Qatalyst platform. Qatalyst enables developers to create and execute quantum-ready applications on classical computers, while being ready to run on quantum computers where those systems achieve performance advantage. Qatalyst performs the complex problem transformations necessary to be executed on a variety of quantum platforms today, and users can call upon the same Qatalyst APIs (Application Programming Interfaces) to achieve optimization performance advantages on conventional computers using our cloud-based solution.

Qatalyst is the only quantum acceleration platform available today, dramatically reducing the time-to-quality results and the associated costs for both classical and quantum computers. Unlike more common toolsets that require deep level quantum expertise to build new quantum problems and workflows, Qatalyst is not a tool kit, but a complete platform. It accelerates performance and results on classic and quantum computers, with no additional quantum programming or quantum computing expertise required. This is why it is unique in its approach to the quantum computing industry. Instead of invoking a team of quantum specialists to transform an optimization problem, a subject matter expert (“SME”) or programmer submits their current problem via a software API to the Qatalyst cloud-based platform. Qatalyst manages the workflow, optimizations, and results, without any further intervention by the user. Qatalyst provides a unique advantage to reduce applications development risks and costs by eliminating the need for scarce high-end quantum programmers.

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

SOLVERS

Built into Qatalyst are several solvers, primarily “QBSolv.” QBSolv addresses time-bound optimization problems where the outcome is driven by a hard time constraint. QBSolv is a highly optimized classical application that has demonstrated significant performance advantages over current solvers in the market today. The QBsolv application expands the range of solution option outcomes for optimization problems, presenting organizations with the capability to make better decisions. Furthermore, because of QBSolv’s performance advantages it is able to uncover new solution options for problems that are currently unattainable with today’s solvers.

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

The Company is pursuing a number of research areas funded by the government that directly relate to its capabilities. To strengthen its technology base, the Company has entered into a Technology Alliance Partnership agreement with Splunk, Inc. (NASDAQ: SPLK). The Company will partner with Splunk to do both fundamental and applied research and develop analytics that exploit conventional large-data cybersecurity stores and data-analytics workflows, combined with quantum-ready graph and constrained-optimization algorithms. These algorithms will initially be developed using the Company’s Qatalyst software platform, which enables quantum-ready algorithms to execute on classical hardware and also to run without modification on QC hardware when ready. Once proofs of concept are completed, The Company and Splunk will develop new analytics with these algorithms in the Splunk data-analytics platform, to evaluate quantum analytics readiness on real-world data. The Splunk platform/toolkits help customers address challenging analytical problems via neural nets or custom algorithms, extensible to Deep Learning frameworks through an open source approach that incorporates existing and custom libraries. The initial efforts of our partnership with Splunk will focus on three key challenges; network security and dynamic logistics and scheduling.

Results of Operations

Results of Operations

Three Months Ended June 30, 2021 vs. June 30, 2020

Revenues

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended June 30, 2021 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet sold any products or services to any customers. The Company, having recently commercialized several of its initial products, is currently focusing on sales and marketing of such products and has hired additional employees and retained consultants to engage in sales and marketing efforts.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet sold any products or services.

Gross Margin

Gross margin for the three months ended June 30, 2021 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet sold any products or services.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 were $4,328,701 as compared with $917,556 for the comparable prior year period, an increase of $3,411,145, or 371%. The increase in operating expenses is due in large part to the $2,322,947 increase in stock-based compensation, and a $230,019 increase research and development expenses in the three months ended June 30, 2021 compared with the comparable period in 2020. In addition, changes in the number and composition of staff resulted in a $374,482 increase in salary and benefit expenses, and a $164,302 increase in consulting expenses, primarily related to increased sales and marketing efforts, compared to the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended June 30, 2021 was $4,108,719 as compared with a net loss of $1,778,599 for the comparable prior year period, an increase of $2,330,120 or 131%. The increase in net loss is primarily due to the increase in operating expenses, noted above, offset in part by a net $868,545 decrease in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, granting warrants, and repricing existing warrants, and other financing related expenses recorded in the prior year period compared to the current year period. The net loss was partially offset by $218,371 in other income associated with the forgiveness of the SBA PPP Loan, compared with an offset of $7,500 in other income from a local government grant received during the comparable prior year period.

Six Months Ended June 30, 2021 vs. June 30, 2020

Revenues

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the Six months ended June 30, 2021 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet sold any products or services. The Company, having recently commercialized several of its initial products, is currently focusing on sales and marketing of such products and has hired additional employees and retained consultants to engage in sales and marketing efforts.

Cost of Revenues

Cost of revenues for the Six months ended June 30, 2021 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet sold any products or services.

Gross Margin

Gross margin for the Six months ended June 30, 2021 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet sold any products or services.

Operating Expenses

Operating expenses for the Six months ended June 30, 2021 were $7,721,830 as compared with $2,655,949 for the comparable prior year period, an increase of $5,065,882 or 191%. The increase in operating expenses is due in large part to the $501,781 increase in research and development expenses and a $3,287,764 increase in stock-based compensation expense in the first half of 2021 compared with the comparable period in 2020. In addition, changes in the number and composition of staff resulted in a $448,127 increase in salary and benefit expenses, and a $400,610 increase in consulting expenses compared to the comparable prior year period, largely related to an increased focus on sales and marketing.

Net Income (Loss)

Our net loss for the Six months ended June 30, 2021 was $7,500,466 as compared with a net loss of $2,476,778 for the comparable prior year period, an increase of $5,023,688 or 203%. The increase in net loss is primarily due to the increase in operating expenses, noted above, offset by $218,371 in other income associated with the forgiveness of the SBA PPP Loan, compared with $432,500 in other income from a legal settlement and a local government grant received in the comparable prior year period. In addition, the net loss in the six months ended June 30, 2020 was increased by $253,356 in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, replacing one derivative with another, granting warrants, and repricing existing warrants, and other financing related expenses which were not incurred in the current six month period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $19,259,904 through private placement of common stock and $5,133,000 through private placements of convertible promissory notes for a total of $24,392,904 in new investment. The Company has no bank lines of credit, and no long-term debt obligations. As of June 30, 2021, the Company had cash and equivalents of $12,625,370 on hand.

The following table summarizes total current assets, liabilities and working capital at June 30, 2021, compared to December 31, 2020:

	June 30, 2021	December 31, 2020	Increase/ (Decrease)
Current Assets	$12,865,021	$15,237,095	$(2,372,074)
Current Liabilities	$799,554	$693,207	$106,346
Working Capital (Deficit)	$12,065,467	$14,543,888	$(2,478,420)

At June 30, 2021, we had working capital of $12,065,467 as compared to working capital of $14,543,888 at December 31, 2020, a decrease of $2,478,420. The decrease in working capital is primarily attributable to i the use of cash to pay for operating expenses and capital investments.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $2,675,458 and $2,408,104, respectively. The net loss for the six months ended June 30, 2021 and 2020, was $7,500,466 and $2,476,778, respectively.

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 were $7,152 and $3,258, respectively representing a $3,894 increase in investments for computer equipment and security deposits in 2021 compared with the first six months of 2020.

Net cash provided by financing activities for the six months ended June 30, 2021 was $111,658 and cash flows provided by financing activities in the same period of 2020 was $2,806,863. Cash flows provided in financing activities during the first six-month period in 2021 were primarily attributable to issuance of Common Stock for the exercise of options and the exercise of certain warrants.  The cash flow provided by financing activities during the first six months of 2020 were related to the sale of convertible promissory notes, the granting of warrants, the conversion of convertible promissory notes to common stock and the exercise of warrants to purchase common stock.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During the first six months of 2021, we have funded our operations through the use of cash on hand, coupled with funds received from the exercise of options and warrants. As of August 13, 2021, we had cash on hand of approximately $11,364,905. We have approximately $8,129 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized below. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

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

Operating Leases - ASC 842

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

We lease substantially all our office space used to conduct our business. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019 are accounted for under ASC 840 and were not reassessed.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2019 and June 30, 2020 we had no finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The Company is currently leasing space in three locations, Leesburg, VA, Minneapolis, MN and Vancouver, BC, and we have recognized right-of-use assets and lease liabilities accordingly.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2021 and for fiscal 2020, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, the Company does not have sufficient accounting staff to enable proper segregation of duties. The Company plans to hire additional administrative and accounting staff to address this deficiency in the near term.

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

Our business could be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments could cause disruption to our operations and sales activities. Our third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions which could adversely affect our business, operations and customer relationships. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop, design, market and sell our products and services in a timely manner or meet required milestones or customer commitments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2021 an investor exercised warrants for 125,000 shares of the Company’s common stock at $2.00 per share, resulting in proceeds to the Company of $250,000.

In May 2021 the Company issued 200,000 shares of common stock to a consultant as compensation for investor relations services pursuant to an agreement the Company entered into in May 2020.

On July 13, 2021 the Company entered into a three-month agreement with an investor relations firm, pursuant to which the firm will receive monthly payments of $20,000 and a grant of 15,000 shares of the Company’s common stock.

On July 14, 2021 the Company entered into a one year consulting agreement with a business development professional, pursuant to which the Company issued the consultant 86,113 shares of the Company’s common stock. These shares will vest at the rate of 5,000 shares per month over the term of the agreement.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: August 16, 2021	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer