Form 10-Q
period 2021-09-30
Quantum Computing Inc.
filed 2021-11-05
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 3, 2021, there were 29,156,815 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Balance Sheets

(Unaudited)

	September 30,	December 31
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$10,433,082	$15,196,322
Prepaid Expenses	590,657	40,773
Lease right-of-use	19,417	-
Security Deposits	3,109	-
Fixed Assets (net of depreciation)	32,809	30,956
Total assets	$11,079,074	$15,268,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$457,894	$366,706
Accrued Expenses	298,504	108,130
Lease Liability	19,417	-
Derivative Liability	-	-
Loans Payable	-	218,371
Convertible promissory notes – related party	-	-
Convertible promissory notes	-	-
Total liabilities	775,815	693,207

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 29,156,815 and 27,966,096 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,916	2,797
Additional paid-in capital	48,074,724	47,744,803
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	23,100,441	15,423,644
Subscription Receivable	-	-
Accumulated deficit	(65,773,657)	(53,495,235)
Total stockholders’ equity (deficit)	10,303,259	14,574,844
Total liabilities and stockholders’ equity (deficit)	$11,079,074	$15,268,051

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Operations

(Unaudited)

	Nine months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit			-	-
Salaries	1,409,055	419,284	655,017	120,414
Consulting	827,569	425,112	301,747	284,900
Research & Development	1,795,194	967,376	613,057	287,020
Related Party Marketing	-	97,603	-	97,603
Stock Based Compensation	7,109,981	7,800,098	2,584,810	6,562,693
Selling General & Administrative -Other	1,360,019	1,622,658	625,357	1,323,553
Operating expenses	12,501,818	11,332,131	4,779,988	8,676,183
Loss from Operations	(12,501,818)	(11,332,131)	(4,779,988)	(8,676,183)
Interest Income – Money Market	5,025	27	2,031	-
Interest Expense – Promissory Notes	-	(197,456)	-	(27,799)
Interest Expense - Beneficial Conversion Feature	-	(100,000)	-	-
Interest Expense – Derivatives & Warrants	-	(705,048)	-	(2,193,842)
Interest Expense – Financing Costs	-	(2,231,994)	-	(759,500)
Misc. Income	218,371	432,500	-	-
Other income (expense)	223,396	(2,801,971)	2,031	(2,981,141)

Federal income tax expense	-	-	-	-

Net loss	$(12,278,422)	$(14,134,102)	$(4,777,957)	$(11,657,324)

Weighted average shares - basic and diluted	29,156,815	17,184,875	29,156,815	17,184,875
Loss per share - basic and diluted	$(0.42)	$(0.82)	$(0.16)	$(0.68)

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Nine months Ended September 30, 2020

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)

Issuance of shares for cash	287,000	28	430,472	-	430,500
Beneficial Conversion Feature			100,000		100,000
Subscription Receivable			-	-	-
Derivative Mark to Market			(237,124)	-	(237,124)
Stock Options			783,100	-	783,100
Stock based compensation	115,000	12	229,238	-	229,250
Net loss	-	-	-	(698,179)	(698,179)
BALANCES, March 31, 2020	7,764,046	$776	$27,253,612	$(29,459,134)	$(2,204,745)

Issuance of shares for cash	1,147,144	115	1,954,823	-	1,954,938
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			(1,189,614)	-	(1,189,614)
Stock Options			225,056	-	225,056
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(1,778,599)	(1,778,599)
BALANCES, June 30, 2020	8,911,190	$891	$28,243,877	$(31,237,733)	$(2,992,964)
Issuance of shares for cash	4,524,500	452	4,762,603	-	4,763,055
Issuance of shares for debt conversion	1,269,185	127	223,650		223,777
Issuance of shares for services	480,000	48	1,656,552		1,656,600
Beneficial Conversion Feature			-		-
Subscription Receivable			100,000	-	100,000
Derivatives & Warrants			1,964,388	-	1,964,388
Stock Options			-	-	-
Stock based compensation	2,000,000	200	6,562,493	-	6,562,693
Net loss	-	-	-	(11,657,324)	(11,657,324)
BALANCES, September 30, 2020	17,184,875	$1,718	$43,513,563	$(42,895,057)	$620,225

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Nine months Ended September 30, 2021

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
BALANCES, December 31, 2020	27,966,096	$2,797	$68,067,282	$(53,495,235)	$(14,574,844)

Issuance of shares for cash	55,000	6	79,994	-	80,000
Issuance of shares for debt conversion
Issuance of shares for services	709,606	70	933,259		933,329
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			-	-	-
Stock Options			1,293,833	-	1,293,833
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(3,391,746)	(3,391,746)
BALANCES, March 31, 2021	28,730,702	$2,873	$70,374,368	$(56,886,981)	$(13,490,260)

Issuance of shares for cash	125,000	12	249,988	-	250,000
Issuance of shares for debt conversion
Issuance of shares for services	200,000	20	235,980		236,000
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			-	-	-
Stock Options			2,228,691	-	2,228,691
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(4,108,719)	(4,108,719)
BALANCES, June 30, 2021	29,055,702	$2,905	$73,089,027	$(60,995,700)	$(12,096,232)

Issuance of shares for cash				-
Issuance of shares for debt conversion
Issuance of shares for services	101,113	11	594,783		594,794
Beneficial Conversion Feature			-		-
Subscription Receivable			-	-	-
Derivatives & Warrants			-	-	-
Stock Options			2,390,190	-	2,390,190
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(4,777,957)	(4,777,957)
BALANCES, September 30, 2021	29,156,815	$2,916	$76,074,000	$(65,773,657)	$(10,303,259)

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,278,422)	$(14,134,102)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(549,884)	16,252
Depreciation	6,453	4,742
Accounts Payable	91,188	(46,939)
Accrued Expenses	190,374	105,196
Derivative Mark to Market	-	167,398
Stock Based Compensation	7,676,899	7,800,087
Warrant Expense	-	537,650
Beneficial Conversion Feature	-	100,000
CASH USED IN OPERATING ACTIVITIES	(4,863,392)	(5,449,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(8,306)	(3,258)
Security Deposits	(3,109)	-
CASH USED IN INVESTING ACTIVITIES	(11,415)	(3,258)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment/conversion) of Convertible Promissory Notes	-	(56,945)
Proceeds from (forgiveness of) loans	(218,371)	258,371
Subscription Receivable	-	100,000
Proceeds from stock issuance	329,938	9,028,881
CASH PROVIDED BY FINANCING ACTIVITIES	111,567	9,330,307

Net increase (decrease) in cash	(4,763,240)	3,877,333

Cash, beginning of period	15,196,322	101,100

Cash, end of period	$10,433,082	$3,978,433

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Subscription receivable created from issuance of note payable	$-	$(100,000)

NON-CASH FINANCING ACTIVITIES
Common stock issued for compensation	7,676,899	7,800,087

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

Nature of Business

The Company is a developer of quantum computing software offering ready-to-run software for complex optimization computations. The Company was founded in 2018 by leaders in supercomputing, mathematics, and massively parallel programming to solve the enormous challenge with quantum computing in terms of the high cost and lengthy times required for quantum software development. While much of the market focuses on Quantum Processing Unit (QPU) hardware, QCI’s experts realized that the quantum marketplace and vendors were limiting access to quantum computers due to the complexity of programming them. At the present time, only a very limited number of highly specialized quantum experts are able to use software development toolkits (“SDKs”) to create these critical programs and applications.

The Company’s flagship software solution, Qatalyst, is the industry’s only quantum application accelerator. It ensures that today’s SMEs can continue to create and solve the complex computations demanded by organizations to optimize supply chains, logistics, emergency responses, clinical trials, and more. Qatalyst software masks the complexity of quantum programming via the Q API (Qatalyst Application Programming Interface), a powerful API comprised of six function calls for complex computations. Instead of spending months or years developing new applications and workflows requiring complex and extremely low-level coding, users or applications can submit a problem to Qatalyst after licensing the software, via the Q API. In practice, users have utilized Qatalyst’s simple API and familiar constructs to solve their first complex problem within a week, as compared to the 6-12 months or more associated with writing a single quantum software program using vendor toolkits.

The Company is focused on solving real-world problems with Qatalyst, including supply chain and logistics optimization and crisis management, as well as community detection opportunities such as drug discovery and fraud detection.

The Company is actively partnering with quantum computing leaders in both hardware and software. As an Amazon AWS partner, the Company uses the AWS Braket service to connect to multiple quantum computers, including Rigetti, DWave, and IonQ. The same problem can be submitted to any of these QPUs or classical processing units (CPUs) with no need for API call changes. Users seamlessly can submit the same problem to diverse quantum computers (QPUs) to determine which QPU will provide the best answers to their complex problem.

The Company believes that the development of real-world use cases, not just science projects, is critical to the forward momentum of quantum computing as a practical technology. To that end, the Company has created an internally funded program called QikStart. It will provide access to Qatalyst and cloud-based resources, experts, and funding to explore quantum applications to push the boundaries of quantum computing for delivering practical business results, right now.

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

Basis of Presentation:

The accompanying Balance Sheet as of September 30, 2021, which was derived from audited financial statements, and the unaudited interim financial statements of the Company, has been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2021, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results for subsequent periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2020 and September 30, 2021 we had no finance leases.

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

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”) “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

	September 30,
	2021	2020
Net operating loss carry-forwards	$4,185,540	$2,266,446
Valuation allowance	(4,185,540)	(2,266,446)
Net deferred tax assets	$-	$-

At September 30, 2021, the Company had net operating loss carry forwards of approximately $4,185,540.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the “SBA”) as a response to the economic uncertainty resulting from COVID-19. Congress amended the CARES Act on December 27, 2020. The CARES Act established the Paycheck Protection Program (the “PPP”) to loan money to small businesses to enable them to continue to meet payroll obligations in the face of business interruptions and loss of revenue due to COVID-19 related restrictions. The CARES Act also includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense deductions, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of September 30, 2021, the Company expects that the carryback of NOL’s will not have an impact on its current tax attributes.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

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

Note 5 – Property and Equipment

	September 30,	December 31,
Classification	2021	2020
Hardware & Equipment	$48,632	$40,326
Software	0	0
Total cost of property and equipment	48,632	40,326
Accumulated depreciation	15,823	9,370
Property and equipment, net	$32,809	$30,956

The Company made Property and Equipment acquisitions of $8,306 during the Nine months ended September 30, 2021. The Company depreciates computer equipment over a period of five years.

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

Following effectiveness of the Registration Statement, and subject to certain limitations and conditions set forth in the Equity Purchase Agreement, the Company had the discretion to deliver put notices to Oasis and Oasis was then obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The maximum amount that the Company is entitled to put to Oasis in each put notice shall not exceed the lesser of $500,000 or two hundred and fifty percent (250%) of the average daily trading volume of the Company’s Common Stock during the ten (10) trading days preceding the put notice. Pursuant to the Equity Purchase Agreement, Oasis and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to Oasis that would result in Oasis’s beneficial ownership of the Company’s outstanding Common Stock exceeding 9.99%. The price of each put share shall be equal to ninety percent (90%) of the Market Price (as defined in the Equity Purchase Agreement). Puts may be delivered by the Company to Oasis until the earlier of (i) the date on which Oasis has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Purchase Agreement; (ii) April 26, 2023; or (iii) written notice of termination delivered by the Company to Oasis, subject to certain equity conditions set forth in the Equity Purchase Agreement. As of the date hereof, the Registration Statement is no longer effective and the Company is not utilizing the Equity Purchase Agreement.

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

Note 7 – Capital Stock:

On July 13, 2021 the Company entered into a three-month agreement with Axis Partners, Inc., an investor relations firm, pursuant to which the firm will receive monthly payments of $20,000 and a grant of 15,000 shares of the Company’s common stock.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

(Unaudited)

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

Results of Operations

Three Months Ended September 30, 2021 vs. September 30, 2020

Revenues

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the three months ended September 30, 2021 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet sold any products or services to any customers. The Company, having recently commercialized several of its initial products, is currently focusing on sales and marketing of such products and has hired additional employees and retained consultants to engage in sales and marketing efforts.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet sold any products or services.

Gross Margin

Gross margin for the three months ended September 30, 2021 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet sold any products or services.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $4,779,988 as compared with $8,676,183 for the comparable prior year period, a decrease of $3,896,195, or 45%. The decrease in operating expenses is due in large part to the $3,977,883 decrease in stock-based compensation, a $97,603 decrease in related party marketing expense, a $20,954 decrease in legal and audit expenses, and a $698,196 decrease in other sales, general and administrative (SG&A) expenses in the three months ended September 30, 2021 compared with the comparable period in 2020. These decreases were offset in part by a $534,603 increase in salary expense due to changes in the number and composition of staff and a $326,037 increase in research and development expenses compared with the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended September 30, 2021 was $4,777,957 as compared with a net loss of $11,657,324 for the comparable prior year period, a decrease of $6,879,367 or 59%. The decrease in net loss is primarily due to the decrease in operating expenses, noted above, as well as a decrease of $2,981,141 in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, the granting of warrants, and repricing existing warrants, and other financing related expenses recorded in the prior year period compared to the current year period. The decrease in net loss was also affected by $2,031 in interest income, compared with interest income of $0 during the comparable prior year period.

Nine Months Ended September 30, 2021 vs. September 30, 2020

Revenues

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	0%

Revenues for the nine months ended September 30, 2021 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. The lack of revenue is due to the fact that the Company has not yet sold any products or services. The Company, having recently commercialized several of its initial products, is currently focusing on sales and marketing of such products and has hired additional employees and retained consultants to engage in sales and marketing efforts.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2021 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet sold any products or services.

Gross Margin

Gross margin for the nine months ended September 30, 2021 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet sold any products or services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 were $12,501,818 as compared with $11,332,131 for the comparable prior year period, an increase of $1,169,687 or 10%. The increase in operating expenses is due in large part to the $989,771 increase in salary and benefit expenses resulting from changes in the number and composition of staff, an increase of $827,818 in research and development expenses and a $402,457 increase in consulting expenses during the first nine months of 2021, largely related to an increased focus on sales and marketing, compared with the comparable nine month period in 2020. The increase in operating expenses was offset in part by a $690,117 decrease in stock-based compensation expense, a $97,603 decrease in related party marketing and a $262,639 decrease in other SG&A expenses compared with the comparable period in 2020.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2021 was $12,278,422 as compared with a net loss of $14,134,102 for the comparable prior year period, a decrease of $1,855,680 or 13%. The decrease in net loss is primarily due to a decrease of $3,234,497 in interest expense largely associated with the mark to market repricing of a convertible promissory note derivative, replacing one derivative with another, the granting of warrants, repricing existing warrants, and other financing related expenses which were not incurred in the current nine month period. This decrease was offset in part by the increase in operating expenses, noted above, offset by $218,371 in other income associated with the forgiveness of the SBA PPP Loan, compared with $432,500 in other income from a legal settlement and a local government grant received in the comparable prior year period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $19,259,904 through private placement of common stock and $5,133,000 through private placements of convertible promissory notes for a total of $24,392,904. The Company has no bank lines of credit, and no long-term debt obligations. As of September 30, 2021, the Company had cash and equivalents of $10,433,082 on hand.

The following table summarizes total current assets, liabilities and working capital at September 30, 2021, compared to December 31, 2020:

	September 30, 2021	December 31, 2020	Increase/ (Decrease)
Current Assets	$11,046,265	$15,237,095	$(4,190,830)
Current Liabilities	$775,815	$693,207	$82,608
Working Capital (Deficit)	$10,270,450	$14,543,888	$(4,273,438)

At September 30, 2021, we had working capital of $10,270,450 as compared to working capital of $14,543,888 at December 31, 2020, a decrease of $4,273,438. The decrease in working capital is primarily attributable to the use of cash to pay for operating expenses and capital investments, offset in part by $180,000 in new cash received from the exercise of options and warrants.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $4,863,392 and $8,684,386, respectively. The net loss for the nine months ended September 30, 2021 and 2020, was $12,278,422 and $14,134,102, respectively.

Net cash used in investing activities for the six months ended September 30, 2021 and 2020 were $11,415 and $3,258, respectively representing a $8,157 increase in investments for computer equipment and security deposits in 2021 compared with the first nine months of 2020.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $111,567 and cash flows provided by financing activities in the same period of 2020 was $9,330,307. Cash flows provided in financing activities during the first nine-month period in 2021 were primarily attributable to issuance of Common Stock for the exercise of options and the exercise of certain warrants.  The cash flow provided by financing activities during the first nine months of 2020 were related to the sale of common stock and convertible promissory notes, the granting of warrants, the conversion of convertible promissory notes to common stock and the exercise of warrants to purchase common stock.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During the first nine months of 2021, we have funded our operations through the use of cash on hand, coupled with funds received from the exercise of options and warrants. As of October 31, 2021, we had cash on hand of approximately $10,000,000. We have approximately $8,129 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2020 and September 30, 2021 we had no finance leases.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2021 and for fiscal 2020, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2021 the Company entered into a three-month agreement with Axis Partners, Inc., an investor relations firm, pursuant to which the firm will receive monthly payments of $20,000 and a grant of 15,000 shares of the Company’s common stock.

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

QUANTUM COMPUTING INC.

Dated: November 5, 2021	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer