Form 10-K
period 2021-12-31
Quantum Computing Inc.
filed 2022-03-15
CIK 1758009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $117,443,633 based on the closing price of $5.20 per share of Quantum Computing, Inc. common stock as quoted on the OTC Marketplace on that date.

As of March 11, 2022, there were 29,156,815 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

N/A

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

ITEM 1. BUSINESS.

History

Quantum Computing Inc. (“QCI” or the “Company”) was incorporated in the State of Nevada on July 25, 2001, as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. (“IBGH”) to better reflect its business operations at the time which was beverage distribution and product development. In 2013, IBGH ceased operations. On May 22, 2017, one of IBGH’s shareholders, William Alessi (the “Plaintiff”), filed suit against the Company alleging “(1) fraud; and (2) breach of fiduciary duties of care, loyalty and good faith to the Corporation’s shareholders.” Mr. Alessi’s complaint alleged that the officers and directors of IBGH had abandoned it and allowed the Company’s assets to be wasted, causing injury to the Company and its shareholders. Mr. Alessi sought damages of $30,000 for each claim, plus reimbursement of filing costs of $1,000, and the appointment of a Receiver for the Company.

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

The US Government, through the National Quantum Initiative Act of 2018 (“NQIA”), which was signed into law on December 21, 2018, established the goal to ensure the continued leadership of the United States in quantum information science and its technology applications. The NQIA provides for a coordinated Federal program to accelerate quantum research and development for the economic and national security of the United States. The NQIA authorizes the National Institute of Standards and Technology (NIST), the National Science Foundation (NSF), and the Department of Energy (DOE), to strengthen QIS Programs, Centers, and Consortia. The NQIA also calls for a coordinated approach to QIS Research and Development (R&D) efforts across the United States Government, including the civilian, defense, and intelligence sectors. Significant government funding has been allocated for research initiatives including a fiscal year 2020 Department of Energy initiative of $625 million over the next five years to establish two to five multidisciplinary Quantum Information Science (QIS) Research Centers in support of the National Quantum Initiative. The Quantum Economic Development Consortium (QED-C), a consortium of stakeholders that aims to enable and grow the U.S. quantum industry. QED-C was established with support from the National Institute of Standards and Technology (NIST) as part of the Federal strategy for advancing quantum information science. The Company is one of the founding members of the QED-C.

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

Industry Overview

We operate in the large and global high-performance computing industry, which is comprised of hardware, software, and services for compute intensive applications. The rapid adoption of technologies such as artificial intelligence, 3D imaging, and the Internet of Things (IoT), have served to exponentially increase the generation of data, driving up the demand for high-performance computing. Computationally intensive applications are ubiquitous across various industries, including, but not limited to: IT, aerospace, healthcare, automotive, and e-commerce. Examples of compute intensive applications include optimization, data management, analytics, and complex modeling. Estimates of the size of this industry vary, but according to Grand View Research, the High-Performance computing market was valued at $39.1 billion in 2019 and is expected to reach a value of $53.6 billion by 2027. According to a report from Allied Market Research, the global enterprise quantum computing market size was valued at $1.3 billion in 2020, and is projected to reach $18.3 billion by 2030, growing at a CAGR of 29.7% from 2021 to 2030.

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

We expect continued growth in the research and developing of the quantum computing industry, driven by interest from both the private and public sectors. According to a report published by the Quantum Daily, “The Quantum Annual 2021” (https://thequantuminsider.com/reports) a total of $3.2 billion was invested in quantum technology companies in 2021. In addition, the US Government has committed $1.3 billion to funding quantum information science programs under the National Quantum Initiative enacted in 2018.

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

Based on our internal research and knowledge, there are over 130 companies and research universities who are known to be engaged in research and development relating to quantum computing. These entities range in size from diversified global companies with significant research and development resources such as Google, Honeywell and IBM to smaller privately funded startups whose narrower product focuses may let them be more effective in deploying resources towards a specific industry demand. Our business objectives and near term strategy put us in direct competition with existing software vendors for high performance computing, who may not be operating in the quantum computing ecosystem.

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

Incentives

In 2018, Congress authorized $1.3 billion over five years to fund quantum related research projects. This funding is being administered by the U.S. Department of Defense which will solicit proposals for research. The Company intends to submit proposals for funding, but there can be no guarantee the Company will be chosen or that the Company will receive any government funding. In addition, in 2018, President Trump announced the formation of a National Quantum Initiative consisting of key technology companies working in the field of quantum computing. The Company is a member of that Initiative and is also a member of the Quantum Economic Development Council.

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

The overall goals of the Quantum Act include the eventual creation of industry standards for QIS development, new research grant funding and increased collaboration with the private sector. Quantum technology, including quantum computing, has drawn significant attention from Congress and the White House for its theoretical potential to increase computing power and disrupt encryption standards. Rival countries like China and Russia are pushing hard to improve their own QIS capabilities. In 2020, the White House Office of Science and Technology Policy, the National Science Foundation and the Department of Energy announced a fund of $1 billion to establish twelve artificial intelligence and quantum information science research centers nationwide

Employees

We currently have twenty-five full time employees and seven part time contract staff, twenty of whom are focused on product and software development, and six Technical Advisors (one from the National Security Domain, four from the Quantum/AI Domain, and two from the Financial Services Domain). We also have two third party partners providing software development and big data analysis services. The employees are not part of a collective bargaining agreement and labor relationships are good.

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

WE ARE NOT PROFITABLE AND MAY NEVER BE PROFITABLE.

To date, we have not yet recorded revenues from the sale of our products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2021 and 2020. As of December 31, 2021 and 2020, our accumulated deficit was $81,394,081 and $53,495,235, respectively.

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

WE WILL NEED ADDITIONAL CAPITAL, WHICH MAY BE DIFFICULT TO RAISE AS A RESULT OF OUR LIMITED OPERATING HISTORY OR ANY NUMBER OF OTHER REASONS.

We expect that we will have adequate financing for the next 20-24 months at the current level of operations. However, in the event that we exceed our expected growth rate, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

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

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent upon the continued services of our management including our Chief Executive Officer, Robert Liscouski, our Chief Operating Officer, Mr. William McGann, and our Chief Financial Officer, Mr. Christopher Roberts. The loss of Mr. Liscouski’s, Mr. McGann’s or Mr. Roberts’ services would have a material adverse effect on the Company and its business operations.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH AND MARKETING STRATEGY SUCCESSFULLY OR ON A TIMELY BASIS OR AT ALL.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and sales of our product and service portfolio, attracting new consumers and introducing new product lines and product extensions.

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

We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If our software application is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may seek other services.

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

We will be dependent on the interoperability of our applications with operating systems that we do not control, and any changes in such systems that degrade our potential products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on quantum processing units. Additionally, in order to deliver high quality products, it is important that our products work well with a range of quantum computers, conventional computers, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the quantum computing industry or in developing products that operate effectively with these technologies, systems, networks or standards.

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

Our failure to introduce new or enhanced products on a timely basis, to keep pace with rapid industry, technological or market changes or to gain customer acceptance for our new and existing products and services, could have a material adverse effect on our business, financial condition and financial results.

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

RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY PRESENTS US WITH SIGNIFICANT RISKS AND CHALLENGES.

The quantum computing market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our products and services with next-generation technologies and to develop or to acquire and market new products and services to access new market segments. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not results in present or future applications and services becoming uncompetitive or obsolete.

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

A substantial minority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We are in a capital-intensive business and we do not have sufficient funds to finance the growth of our business or the costs of our development projects or to support our projected capital expenditures indefinitely. As a result, we will very likely require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 250,000,000 shares of common stock. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

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

As of March 11, 2022, our directors and executive officers collectively beneficially own approximately 15.8% of the shares of our common stock including the beneficial ownership of Mr. Liscouski of 4.37% of the shares of our common stock.

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

As of March 11, 2022, the Board has authorized one class of 1,550,000 shares of Series A Convertible Preferred stock, par value $0.0001 per share, of which 1,545,459 shares are issued and outstanding.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

We maintain our current principal office at 215 Depot Court SE #215, Leesburg, VA 20175. Our telephone number at this office is (703) 436-2161. The Company leases approximately 350 square feet under an annual lease in a multi-tenant facility that provides conference room space, 24/7 co-working space, and other services on an as-needed basis in Leesburg, VA. The facility lease can be terminated upon 30 days written notice by the Company. The Company also leases approximately 450 square feet under an annual lease in a multi-tenant facility that provides conference room space, 24/7 co-working space, and other services on an as-needed basis in Minneapolis, MN, and subleases approximately 250 square feet of office space in a multitenant building in Vancouver, British Columbia, Canada under an annual sublease agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “QUBT” and commenced trading since July 15, 2021.

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 250,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), and 10,000,000 shares of blank check preferred, of which 1,550,000 shares are designated as Series A Convertible Preferred Stock. As of March 11, 2022, 2022, 29,156,815 shares of Common Stock were issued and outstanding and 1,545,459 shares of Series A Convertible Preferred stock were issued and outstanding.

Holders of Common Equity

As of March 11, 2022, there were approximately 260 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2021, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Results of Operations

Twelve Months Ended December 31, 2021 vs. December 31, 2020

Revenues

	For the Twelve Months Ended December 31, 2021		For the Twelve Months Ended December 31, 2020
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%

Services	0	0%	0	0%	0%
Total	$0	100.0%	$0	100.0%	100%

Revenues for the Twelve Months ended December 31, 2021 were $0 as compared with $0 for the comparable prior year period, a change of $0, or 0%. In 2021, QCI continued to execute its business strategy to provide quantum-ready solutions for solving real-world problems.  Much progress was made toward this overarching objective, but the generation of revenue from customers has been slower to develop.  The lack of revenue is due in part to the fact that quantum computing hardware is still emerging and only beginning to scale to levels that are closer to solving important optimization problems at a commercial scale, and in part due to the fact that quantum computing is a novel idea for most potential customers. Accordingly, the Company has focused on developing software technology to amplify the performance of existing quantum hardware, and on customer education and building customer awareness as a precursor to generating sales. We have developed and released two products and are now in the process of marketing and commercialization. We expect to generate revenue in 2022.

Cost of Revenues

Cost of revenues for the twelve months ended December 31, 2021 was $0 as compared with $0 for the comparable prior year period, a change of $0 or 0%. There was no cost of revenues recorded because the Company has not yet commenced generating revenue from sales of products or services.

Gross Margin

Gross margin for the twelve months ended December 31, 2021 was $0 as compared with $0 for the comparable prior year period. There was no gross margin because the Company has not yet commenced generating revenue from sales of products or services.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2021 were $17,130,093 as compared with $17,343,007 for the comparable prior year period, a decrease of $212,914 or 1.23%. The decrease in operating expenses is due to a decrease in stock-based compensation expense of $1,775,766, a decrease in consulting expense of $606,511, a decrease in legal expense of $169,889, and a decrease in other SG&A expense of $582,419 compared to the comparable prior year period. These decreases were offset in part by an increase of $1,846,201 in salary expense and an increase in R&D expense of $1,046,279, as the Company hired additional staff during the twelve months ended December 31, 2021 and reduced its use of consultants compared with the prior year period.

Net Loss

Our net loss for the twelve months ended December 31, 2021 was $27,898,847 as compared with a net loss of $24,734,280 for the comparable prior year period, an increase of $3,164,567 or 12.8%. The increase in net loss is primarily due to an increase in interest expense of $3,160,703 relating to the offering of Series A Convertible Preferred and Warrants, coupled with a decrease in other income of $225,749, incurred during the twelve months ended December 31, 2021 compared with the prior year period.

Liquidity and Capital Resources

We fund our working capital with cash from investment. Since commencing operations as Quantum Computing in February 2018, the Company has raised $27,759,904 through private placement of equity and $5,133,000 through private placements of Convertible Promissory Notes for a total of $32,892,904 in new investment. The Company has no lines of credit, and no long-term debt obligations outstanding. As of February 28, 2022, the Company had cash and equivalents of $13,229,380 on hand. We believe that our current cash position and other available financing resources, coupled with our ongoing operating activities, will provide sufficient liquidity to fund our business needs over the next twelve months and beyond. To the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt, dispose of certain assets to fund our operating activities, or draw on existing or new debt facilities.

Critical Accounting Policies

Basis of Presentation:

The accompanying audited Balance Sheet as of December 31, 2021, and the audited financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying audited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2021, and the cash flows and results of operations for the three and twelve months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the twelve months ended December 31, 2021 are not necessarily indicative of the results for subsequent periods.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2021 and 2020 we had no finance leases.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through [F-20] which appear at the end of this Annual Report on Form 10-K.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to limited resources for adequate personnel to prepare, review and file reports under the Securities Exchange Act of 1934 within the required periods as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

Based on this assessment, management believes that, as of December 31, 2021 the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2021, a material weakness existed in our internal control over financial reporting. Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.

●	Limited policies and procedures that cover recording and reporting of financial transactions.

●	Lack of multiple levels of review over the financial reporting process

Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We have begun to mitigate this identified deficiency by hiring an independent consultant to assist with bookkeeping.

●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

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

Name	Current Age	Position
Robert Liscouski	68	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Christopher Roberts	68	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
William J. McGann	63	Chief Operating Officer and Chief Technology Officer
Bertrand Velge	63	Director
Robert Fagenson	73	Director
Michael Turmelle	62	Director

The following noteworthy experience, qualifications, attributes and skills for each Board member, led to our conclusion that the person should serve as a director in light of our business and structure:

Robert Liscouski, President, Chief Executive Officer and Chairman of the Board

Mr. Liscouski, age 68, is the Chairman and CEO of Quantum Computing. Mr. Liscouski is CEO and Founder of Convergent Risk Group LLC and a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

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

Christopher Roberts, Chief Financial Officer

Mr. Roberts, age 68, is the Company’s Chief Financial Officer. Mr. Roberts has a law degree from the University of Virginia Law School and a B.S, in Electrical Engineering and an M.B.A., both from the Massachusetts Institute of Technology. His M.B.A. was concentrated in Finance and Management of Technology. He started his career working for Raytheon Co. (a Fortune 500 company). Thereafter, he practiced law at two large NYC law firms. Since leaving the private practice of law, Mr. Roberts has worked primarily in financial management roles with a number of government contractors in the aerospace, defense and Information technology sectors.

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

William J. McGann, Chief Operating Officer and Chief Technology Officer

Mr. McGann, age 63, is the Chief Technology Officer for the Security, Detection and Automation business at Leidos Corporation. Central to his role is the creation of innovative customer solutions driven by a strong portfolio of physics, chemistry, and software-based products. Mr. McGann has a strong, directed passion for transforming credible science into practical technology solutions in solving some of the world’s greatest challenges. Prior to joining Leidos, Mr. McGann held numerous business and technology leadership positions and roles including: (a) Founder of the first explosives trace detection company, Ion Track Instruments, (b) Chief Technology Officer for GE Security, (c) VP of Engineering for United Technologies Fire and Security business, (d) CEO and board member of Implant Sciences Corp., and (e) Chief Technology Officer at L3Harris Aviation Security and Detection business. Mr. McGann holds a Ph.D. in Chemical Physics from the University of Connecticut and undergraduate degrees in Chemistry and Biology.

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

Michael Turmelle, Director

Mr. Turmelle has served on the board of directors of Ideal Power Inc. since December 2017. Since January 2018, Mr. Turmelle has served as the Managing Director of Hayward Tyler, which he joined in February 2015. Hayward Tyler designs, manufactures and services performance-critical electric motors and pumps to meet the most demanding of applications for the global energy industry, as both an original equipment manufacturer supplier and trusted partner. Previously, Mr. Turmelle ran his own consulting company working with start-ups and turn-arounds in the areas of renewable energy, medical and other advanced technologies. Mr. Turmelle has served on numerous Board of Directors including the Board of Directors of Implant Sciences Corp., an explosive and narcotic trace detection company, where he served as Chairman of the Board from 2015 to 2017. Mr. Turmelle was Chief Financial Officer and Chief Operating Officer and a member of the Board of Directors of SatCon. Mr. Turmelle was also on the Board of Directors of Beacon Power, a SatCon spin-off company dealing in flywheel energy storage. Mr. Turmelle has a BA in Economics from Amherst College and is a graduate of General Electric’s Financial Management Program. Mr. Turmelle brings to our Board years of public company executive experience as well as extensive experience in finance and operations and in the field of electrical technology.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2021 were made on a timely basis, other than: a Form 3 filed by William J McGann on November 5, 2021, and a Form 3 filed by Robert B Fagenson on November 10, 2021, a Form 4 filed by Justin Schreiber on April 1, 2021, reporting purchases of 250,000 shares of common stock back to January 21, 2021, a Form 4 filed by Robert Liscouski on May 19, 2021, reporting exercise of options to purchase 250,000 shares of common stock back to April 26, 2021, and a Form 4 filed by Christopher Roberts on May 19, 2021, reporting exercise of options to purchase 400,000 shares of common stock back to April 26, 2021.

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

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Bertrand Velge, Robert Fagenson and Michael Turmelle are qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

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

Bertrand Velge, Robert Fagenson and Michael Turmelle are our independent directors.

The members of each committee are, as follows:

Audit Committee: Bertrand Velge, Robert Fagenson and Michael Turmelle with Mr. Fagenson serving as the Chairman. Our Board has determined the Mr. Fagenson is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee: Bertrand Velge, Robert Fagenson and Michael Turmelle. Mr. Turmelle serves as Compensation Committee Chairman.

Nominating and Governance Committee: Bertrand Velge, Robert Fagenson and Michael Turmelle. Mr. Velge serves as Chairman of the Nominating and Governance Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2021 and 2020.

2021 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Liscouski	2021	361,900	190,000	0	1,712,500	0	0	0	2,264,400
Chief Executive	2020	360,000	40,000	1,264,000	75,000	0	0	0	1,739,000
Officer (PEO)		—	—	—	—	—	—	—	—

Christopher Roberts	2021	214,170	0	0	2,740,000	0	0	0	2,954,170
Treasurer (PFO)	2020	202,750	0	1,264,000	45,000	0	0	0	1,511,750
		—	—	—	—	—	—	—	—
William J. McGann	2021	0	0	0	0	0	22,903	0	22,903
Chief Operating	2020	0	0	0	0	0	0	0	0
Officer and Chief Technology Officer (1)		—	—	—	—	—	—	—	—

David Morris,	2021	263,945	0	0	1,340,000	0	0	0	1,603,945
Chief Revenue	2020	0	0	0	0	0	0	0	0
Officer		—	—	—	—	—	—	—	—

(1)	Mr. McGann was appointed as Chief Operating Officer of the Company on January 3, 2022.

Employment Agreements and Change-in-Control Provisions

Executive Employment Agreements

Mr. Liscouski Employment Agreement

On April 26, 2021, Quantum Computing Inc. (the “Company”) entered into an amended and restated employment agreement (the “Liscouski Amended and Restated Employment Agreement”) with Mr. Robert Liscouski, the Company’s Chief Executive Officer. The Liscouski Amended and Restated Employment Agreement supersedes and replaces Mr. Liscouski’s prior employment agreement with the Company. The Liscouski Amended and Restated Employment Agreement is for an initial term of three years and it will be automatically renewed for consecutive one-year terms at the end of the initial term. The Liscouski Amended and Restated Employment Agreement may be terminated with or without cause. Mr. Liscouski will receive an annual base salary of $400,000.00 and shall be eligible to earn a performance bonus of up to fifty percent (50%) of his base salary. Mr. Liscouski shall also receive 150,000 stock options per annum to purchase shares of common stock of the Company, beginning on the first anniversary of the Liscouski Amended and Restated Employment Agreement (the “Liscouski Equity Compensation”). The Liscouski Equity Compensation will vest over three years from date of its grant with one-third of the Liscouski Equity Compensation vesting on the date of grant, and the remainder of the Liscouski Equity Compensation vesting in equal monthly installments thereafter. To induce Mr. Liscouski to enter into the Liscouski Amended and Restated Employment Agreement, Mr. Liscouski received (i) 250,000 stock options to purchase shares of common stock of the Company (the “Liscouski Inducement Options”); and (ii) 250,000 stock options to purchase shares of common stock of the Company pursuant the Company’s listing on Nasdaq.

Upon termination of Mr. Liscouski without cause, or as a result of Mr. Liscouski’s resignation for Good Reason (as such term is defined in the Liscouski Amended and Restated Employment Agreement) the Company shall pay or provide to Mr. Liscouski severance pay equal to his then current monthly base salary for 12 months from the date of termination and all stock options granted by the Company and then held by Mr. Liscouski shall be accelerated and become fully vested and exercisable as of the date of Mr. Liscouski’s termination.

As a full-time employee of the Company, Mr. Liscouski will be eligible to participate in the Company’s benefit programs.

Mr. Roberts Employment Agreement

We entered into an employment agreement with Christopher Roberts, our Chief Financial Officer, on April 26, 2021 (the “Roberts Employment Agreement”) whereby Mr. Roberts is to provide the Company with financial and accounting and business strategy services. The agreement is for an indefinite term, subject to periodic review by the Board of Directors, stipulates a base salary of $300,000 per year. For the fiscal year ending December 31, 2021 and for subsequent fiscal years, the Roberts Employment Agreement allows for an annual incentive bonus in the amount up to $150,000 per year, subject to Mr. Roberts achieving certain performance based milestones that are established by the Board of Directors. In connection with the Roberts Employment Agreement, Mr. Roberts was issued options for 400,000 restricted shares of the Company’s common stock in 2021.

Upon termination of Mr. Roberts without cause, or as a result of Mr. Roberts’ resignation for Good Reason (as such term is defined in the Roberts Employment Agreement) the Company shall pay or provide to Mr. Roberts severance pay equal to his then current monthly base salary for 12 months from the date of termination and all stock options granted by the Company and then held by Mr. Roberts shall be accelerated and become fully vested and exercisable as of the date of Mr. Roberts’ termination.

As a full-time employee of the Company, Mr. Roberts will be eligible to participate in the Company’s benefit programs.

Mr. McGann Employment Agreement

We entered into an employment agreement with William J. McGann, our Chief Operating Officer and Chief Technology Officer. Mr. McGann’s employment agreement is for an indefinite term and may be terminated with or without cause.

Pursuant to the McGann Employment Agreement, Mr. McGann will receive an annual base salary of $400,000. Mr. McGann shall be eligible to earn an annual cash bonus in an amount of up to thirty seven and one half percent (37.5%) of Base Salary, subject to achieving certain performance milestones that are to be established and approved by the Board. Pursuant to the McGann Employment Agreement, Mr. McGann was granted a stock option to purchase up to 535,000 shares of the Company’s common stock (the “McGann Stock Options”). The McGann Stock Options shall vest as follows (i) 178,333 options shall vest immediately upon grant (ii) 178,333 options shall vest on the 12-month anniversary of the date of grant (iii), 178,334 options shall vest on the 24-month anniversary of the date of grant. Upon termination of Mr. McGann without cause, the Company shall pay or provide to Mr. McGann severance pay equal to his then current monthly base salary for twelve (12) months from the date of termination. As a full-time employee of the Company, Mr. McGann will be eligible to participate in all of the Company’s benefit programs.

Mr. Morris Employment Agreement

We entered into an employment agreement with David Morris, our Chief Revenue Officer. Mr. Morris’s employment agreement (the “Morris Employment Agreement”) is for an initial term of three years and it may be terminated with or without cause.

Pursuant to the Morris Employment Agreement, Mr. Morris will receive an annual base salary of $415,000.00 and shall be eligible to earn a performance bonus subject to Mr. Morris achieving the performance milestones set forth in the Morris Employment Agreement. Mr. Morris shall also receive 200,000 stock options to purchase shares of common stock of the Company (the “Morris Options”), which shall vest as follows: (i) 50,000 options shall vest on the first anniversary of the Morris Employment Agreement (ii) 50,000 shall vest on the second anniversary of the Morris Employment Agreement (iii), 100,000 options shall vest on the third anniversary of the Morris Employment Agreement. Upon termination of Mr. Morris within twelve (12) months after a Change of Control (as such term is defined in the Morris Employment Agreement), the Company shall pay or provide to Mr. Morris severance pay equal to his then current monthly base salary for 6 months from the date of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2021:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert Liscouski	25,000	50,000	1.00	May 1 2025	200,000	682,000
Robert Liscouski	250,000	0	6.85	April 26, 2026
Christopher Roberts	15,000	30,000	1.00	May 1, 2025	200,000	682,000
Christopher Roberts	150,000	250,000	6.85	April 26, 2026
William J. McGann	0	0	0	0	0	0
David Morris	0	200,000	6.70	April 29, 2026	0	0

Director Compensation

The Company’s independent directors received compensation of $5,000 per quarter for their services as directors in fiscal year 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 11, 2022 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 215 Depot Court SE #215, Leesburg, VA 20175.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 29,156,815 shares of our common stock issued and outstanding as of March 11, 2022. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 11, 2022, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

The following table sets forth, as of March 11, 2022, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

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

Applicable percentage ownership is based on 29,156,815 shares of Common Stock outstanding as of March 11, 2022. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 11, 2022.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Robert Liscouski, Chief Executive Officer and Chairman (1)	1,287,500	4.37
Christopher Roberts, Chief Financial Officer (2)	890,000	3.04
William J. McGann (3)	178,333	0.61
David Morris (4)	0	0
Bertrand Velge (5)	2,167,888	7.44
Robert Fagenson (6)	100,000	0.34
Michael Turmelle (7)	0	0
All directors and officers as a group (7 persons)	4,623,721	15.80
5% or greater shareholders (none)	0	0

Total	4,623,721	15.80

* Less than 1%

(1) Includes 1,012,500 shares of common stock and 275,000 vested options to purchase shares of common stock.

(2) Includes 725,000 shares of common stock and 165,000 vested options to purchase shares of common stock

(3) Includes 175,333 vested options to purchase shares of common stock.

(4) Includes 0 shares of common stock and unvested options to purchase 200,000 shares of common stock.

(5) Includes 2,167,888 shares of common stock.

(6) Includes 100,000 shares of common stock.

(7) Includes 0 shares of common stock.

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

On July 22, 2021, the Board of Directors approved an amendment to the Plan (the “Amended Plan”) to increase the maximum number of shares of the Company’s common stock available for issuance under the Plan to 3,000,000 shares. The Amended Plan was approved by a majority of the shareholders in November 2021.

The table below sets forth certain information as of our fiscal year ended December 31, 2021 regarding the shares of our common stock available for grant or granted under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2019 Quantum Computing Inc. Equity Incentive Plan, as amended	1,500,000	$1.63	1,500,000
Equity compensation not approved by shareholders (1)	3,696,640	$5.40	-

1)	In addition to the stock options issued pursuant to the Plan, the Company has issued 3,696,640 non-qualified stock options to employees and advisors outside of the Plan with a weighted average price of $5.40. The total number of stock options issued and outstanding as of March 11, 2022 is 5,575,528.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

The following is a summary of transactions since January 1, 2019 to which we have been or will be a party in which the amount involved exceeded or will exceed $162,761 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

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

To finance the acquisition of the control block of shares in IBGH, an investor group (the “Initial Investors.”), loaned Convergent Risk Group, LLC (Convergent) $275,000, in exchange for Promissory Notes from Convergent (the “Promissory Notes”) in the total amount of $275,000. Convergent, a Virginia limited liability company, is owned 100% by Mr. Robert Liscouski, who is the CEO and currently the majority shareholder of the Company. To induce Mr. Liscouski to serve as CEO of the Company, the Company assumed the “Promissory Notes” in the total amount of $275,000 and certain liabilities (the “Liabilities”). The Liabilities and the Promissory Notes are collectively the “Convergent Liabilities.” The Convergent Liabilities assumed by the Company were exchanged for Convertible Promissory Notes issued by the Company for $275,000 (the same amount that Convergent had issued them for). The Convertible Promissory Notes were convertible into common stock of the Company at a conversion price of $0.10 per share. As of December 31, 2021 all of the Convertible Promissory Notes had been converted to common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accountants for the years ended December 31, 2020 and 2021.

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $46,800 and $43,200, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, there were $1,900 and $1,600 for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $0 and $5,400, respectively, for professional services rendered by our independent auditors related to the Registration Statement on Form S-1 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
4.3	Form of Promissory Note, dated October 14, 2019 and effective October 16, 2019	8-K	10.2	10/18/2019
4.4	Description of Securities				X
10.1*	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2*	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.3*	Sergey Shuster Employment Agreement dated February 28, 2018	10-12(g)	10.3	01/09/2019
10.4*	Richard Malinowski Employment Agreement dated July 23, 2018	10-12(g)	10.4	01/09/2019
10.6	Form Subscription Agreement	10-12(g)	10.6	01/09/2019
10.7	Form Subscription Agreement	10-12(g)	10.7	01/09/2019
10.8	Form Subscription Agreement	10-12(g)	10.8	01/09/2019
10.9	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1/A	10.8	11/22/2019
10.10	Securities Purchase Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.1	10/18/2019
10.11	Form of Common Stock Purchase Warrant, dated October 14, 2019 and effective October 16, 2019	8-K	10.3	10/18/2019
10.11	Form of Registration Rights Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.4	10/18/2019
10.12	Securities Purchase Agreement	8-K	10.1	05/08/2020
10.13	Convertible Promissory Note	8-K	10.2	05/08/2020
10.14	Common Stock Purchase Warrant	8-K	10.3	05/08/2020
10.15	Equity Purchase Agreement	8-K	10.4	05/08/2020
10.16	Registration Rights Agreement	8-K	10.5	05/08/2020
10.17	Paycheck Protection Program Note, dated May 6, 2020, issued to BB&T/Truist Bank N.A.	8-K	10.1	05/08/2020
10.18	Amendment No. 1 to Warrant Agreement, dated February 14, 2020	8-K	10.1	02/25/2020
10.19	Form Subscription Agreement	8-K	10.1	08/03/2020
10.20	Form Warrant	8-K	10.2	08/03/2020
10.21	Form Stock Purchase Agreement	10-Q	10.3	11/13/2020
10.22	Form Warrant	10-Q	10.4	11/13/2020
10.23	Form Subscription Agreement	8-K	10.1	12/08/2020
10.24	Form Director Agreement	8-K	10.1	02/23/2021
10.25	Form Securities Purchase Agreement	8-K	10.1	11/17/2021
10.26	Form of Warrant	8-K	10.2	11/17/2021
10.27	Form of Registration Rights Agreement	8-K	10.3	11/17/2021
10.28	Form Amendment to Securities Purchase Agreement	8-K	10.1	12/17/2021
10.29	Form Amendment to Common Stock Purchase Warrant	8-K	10.2	12/17/2021
10.30*	William McGann Employment Agreement, dated January 3, 2022	8-K	10.2	01/03/2022
10.31*	Amended and restated Employment Agreement, dated April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.32*	Christopher Roberts Employment Agreement dated April 26, 2021	8-K	10.2	04/30/2021
10.33*	David Morris Employment Agreement dated April 29, 2021	8-K	10.3	04/30/2021
21.1	List of Subsidiaries				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2022	Quantum Computing Inc.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date
/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer, Treasurer	March 15, 2022
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer	March 15, 2022
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Turmelle	Director	March 15, 2022
Michael Turmelle

/s/ Bertrand Velge	Director	March 15, 2022
Bertrand Velge

/s/ Robert Fagenson	Director	March 15, 2022
Robert Fagenson

QUANTUM COMPUTING INC.

AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

QUANTUM COMPUTING INC.

Index to the Financial Statements

(Audited)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Computing, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quantum Computing, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 15, 2022

QUANTUM COMPUTING INC.

Balance Sheets

(Audited)

	December 31,	December 31,
	2020	2020
ASSETS

Current assets
Cash and cash equivalents	$16,738,657	$15,196,322
Prepaid expenses	482,998	40,773
Lease right-of-use	18,084	-
Security deposits	3,109	-
Fixed assets (net of depreciation)	41,348	30,956
Total assets	$17,284,196	$15,268,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$464,870	$366,706
Accrued expenses	478,505	108,130
Lease liability	18,084	-
Dividends payable-preferred	117,454	-
Loans payable	-	218,371
Other current liabilities	3,385	-
Convertible promissory notes	-	-
Total liabilities	1,082,298	693,207

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 29,156,815 and 27,966,096 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,916	2,797
Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,545,459 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	154	0
Additional paid-in capital	67,396,618	47,744,803
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	25,297,456	15,423,644
Subscription Receivable	-	-
Accumulated deficit	(81,394,081)	(53,495,235)
Total stockholders’ equity (deficit)	16,201,898	14,574,844)
Total liabilities and stockholders’ equity (deficit)	$17,284,196	$15,268,051

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Operations

(Audited)

	Twelve Months Ended
	December 31,
	2021	2020
Total revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Salaries and Benefits	2,488,877	642,676
Consulting	1,076,901	1,683,412
Research & Development	2,585,796	1,539,517
Stock Based Compensation	9,401,345	11,177,111
Related Party Marketing	-	140,698
Selling General & Administrative -Other	1,577,174	2,159,593
Operating expenses	17,130,093	17,343,007

Loss from Operations	(17,130,093)	(17,343,007)

Other Income and Expense
Interest Income – Money Market	7,378	27
Misc. Income – Legal Settlements	-	425,000
Misc. Income – Government Grants	218,371	17,500
Interest Expense – Promissory Notes	-	(226,699)
Interest Expense - Beneficial conversion feature	-	(100,000)
Interest Expense –Warrants	(10,715,799)	(2,806,219)
Interest Expense – Derivatives mark to market	-	980,730
Interest Expense – Preferred dividends	(117,454)	-
Interest Expense – Financing expenses	(161,250)	(5,681,612)
Net Other income (expense)	(10,768,754)	(7,391,273)

Federal income tax expense	-	-

Net loss	$(27,898,847)	$(24,734,280)

Weighted average shares - basic and diluted	29,156,815	27,966,096
Loss per share - basic and diluted	$(0.96)	$(0.88)

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2020

(Audited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2019	7,362,046	$736	$25,947,926	$(28,760,955)	$(2,812,293)

Issuance of shares for cash	12,492,318	1,249	20,754,091	-	20,755,340
Issuance of shares for debt conversion	4,429,054	443	1,952,131		1,952,574
Issuance of shares for services	1,067,678	107	5,230,066	-	5,230,173
Beneficial Conversion Feature	-	-	100,000	-	100,000
Subscription Receivable	-	-	100,000	-	100,000
Derivatives & Warrants	-	-	2,806,219	-	2,806,219
Stock Options			1,300,168	-	1,300,168
Stock based compensation	2,615,000	262	9,876,681	-	9,876,943
Net loss	-	-	-	(24,734,280)	(24,734,280)
BALANCES, December 31, 2020	27,966,096	$2,797	$68,067,282	$(53,495,235)	$14,574,844

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2021

(Audited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2020	27,966,096	$2,797	0	0	$68,067,282	$(53,495,235)	$14,574,844

Issuance of shares for cash	180,000	18	1,545,459	154	8,936,077	-	8,936,249
Issuance of shares for debt conversion	-	-			-		-
Issuance of shares for services	1,010,719	101			1,764,022	-	1,764,123
Beneficial Conversion Feature	-	-			-	-	-
Subscription Receivable	-	-			-	-	-
Derivatives & Warrants	-	-			10,715,799	-	10,715,799
Stock Options					8,109,729	-	8,109,729
Stock based compensation	-	-			-	-	-
Net loss	-	-			-	(27,898,846)	(27,898,846)
BALANCES, December 31, 2021	29,156,815	$2,916	1,545,459	154	$97,592,909	$(81,394,081)	$16,201,898

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Cash Flows

For the Twelve Months Ended December 31, 2021 and 2020

(Audited)

	Twelve Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,898,847)	$(24,734,280)
Adjustments to reconcile net income (loss) to net cash
Prepaid Expenses	(442,224)	(19,224)
Depreciation	8,998	6,613
Accounts Payable	98,164	148,445
Accrued Expenses	487,828	(44,417)
Derivative Mark to Market	-	(980,730)
Stock Based Compensation	10,203,853	11,176,850
Warrant Expense	10,715,799	2,806,219
Beneficial Conversion Feature		100,000
Lease Liability and other	21,469	-
CASH USED IN OPERATING ACTIVITIES	(6,804,960)	(11,540,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(19,391)	(11,973)
Other Assets – Lease Right to Use	(18,084)	-
Other Assets – Security Deposits	(3,109)	-
CASH USED IN INVESTING ACTIVITIES	(40,584)	(11,973)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment/conversion) of Convertible Promissory Notes	-	(1,609,000)
Proceeds from loans	(218,371)	218,371
Subscription Receivable	-	100,000
Proceeds from stock issuance	8,606,250	27,938,348
CASH PROVIDED BY FINANCING ACTIVITIES	8,387,879	26,647,719

Net increase (decrease) in cash	1,542,335	15,095,222

Cash, beginning of period	15,196,322	101,100

Cash, end of period	$16,738,657,	$15,196,322,

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$1,465,438
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Lease Right to Use	$(18,084)	$-

NON-CASH FINANCING ACTIVITIES
Note payable issued in exchange for a Subscription receivable	-	(100,000)
Common stock issued for compensation	(1,764,123)	(11,176,850)
Conversion of Convertible Promissory Notes to Common Stock	-	(1,672,055)

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2021

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

December 31, 2021

(Audited)

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

December 31, 2021

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

December 31, 2021

(Audited)

The Company’s fiscal year end is December 31.

Basis of Presentation:

The accompanying audited Balance Sheet as of December 31, 2021, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying audited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2021, and the cash flows and results of operations for the three and twelve months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the twelve months ended December 31, 2021 are not necessarily indicative of the results for subsequent periods.

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

December 31, 2021

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

	December 31,
	2021	2020
Net operating loss carry-forwards	$4,823,063	$2,841,745
Valuation allowance	(4,823,063)	(2,841,745)
Net deferred tax assets	$-	$-

At December 31, 2021, the Company had net operating loss carry forwards of approximately $4,823,063.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the “SBA”) as a response to the economic uncertainty resulting from COVID-19. Congress amended the CARES Act on December 27, 2020. The CARES Act established the Paycheck Protection Program (the “PPP”) to loan money to small businesses to enable them to continue to meet payroll obligations in the face of business interruptions and loss of revenue due to COVID-19 related restrictions. The CARES Act also includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense deductions, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2021, the Company expects that the carryback of NOL’s will not have an impact on its current tax attributes.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2021

(Audited)

The Company elected not to implement the payroll tax deferral program under the CARES Act, but did apply for a PPP loan. On May 6, 2020, the Company executed an unsecured promissory note (the “Note”) with Truist Bank to evidence a loan to the Company in the amount of $218,371 under the Paycheck Protection Program (the “PPP”) established under the CARES Act.

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

December 31, 2021

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

Note 5 – Property and Equipment

	December 31,	December 31,
Classification	2021	2020
Hardware & Equipment	$59,717	$40,326
Software	0	0
Total cost of property and equipment	59,717	40,326
Accumulated depreciation	18,369	9,370
Property and equipment, net	$41,348	$30,956

The Company made Property and Equipment acquisitions of $19,391 during the twelve months ended December 31, 2021. The Company depreciates computer equipment over a period of five years.

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

December 31, 2021

(Audited)

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

December 31, 2021

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

December 31, 2021

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2021

(Audited)

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

Series A Convertible Preferred Offering

From November 10, 2021 through November 17, 2021, the Company conducted a private placement offering (the “Private Placement”) pursuant to securities purchase agreements (the “Purchase Agreements”) with 7 accredited investors (the “Investors”), whereby the Investors purchased from the Company an aggregate of 1,545,459 shares of the Company’s newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants to purchase 1,545,459 shares of the Company’s common stock for an aggregate purchase price of $8,500,000. The Private Placement was completed and closed to further investment on November 17, 2021.

The number of shares of Common Stock issuable upon conversion of any share of Series A Preferred Stock pursuant shall be determined by dividing (x) the Conversion Amount of such share of Series A Preferred Stock by (y) the Conversion Price (the “Conversion Rate”). Conversion Amount means, with respect to each share of Series A Preferred Stock, as of the applicable date of determination, the sum of (1) the Stated Value thereof plus (2) any accrued dividends. “Conversion Price” means, with respect to each share of Series A Preferred Stock, as of any Optional Conversion Date, Mandatory Conversion Date or other date of determination, $5.50, subject to adjustment for stock splits, dividends, recapitalizations and similar corporate events.

The Warrants are two year warrants to purchase shares of the Company’s Common Stock at an exercise price of $7.00 per share, subject to adjustment, and are exercisable at any time on or after the date that is six (6) months following the issuance date. The Warrants provide for cashless exercise in the event the underlying shares of common stock are not registered.

In connection with the Purchase Agreement, the Company and the Investors entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s Common Stock underlying the Series A Preferred Stock and Warrants within 180 days. Pursuant to the Registration Rights Agreement, the Investors received certain rights, including but not limited to piggyback registration rights, providing that the holder be given notice of any proposed registration of securities by the Company, and requiring that the Company register all or any portion of the registrable securities that the holders request to be registered, in each case, subject to the terms and conditions of the Registration Rights Agreement.

QUANTUM COMPUTING INC.

Notes to Financial Statements

December 31, 2021

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

Note 10 – Subsequent Events:

On February 18, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with QPhoton, Inc. (“QPhoton”), pursuant to which the Company agreed to purchase from QPhoton two unsecured promissory notes (each, a “Note”), each in the principal amount of $1,250,000, subject to the terms and conditions of the Note Purchase Agreement. Also on February 18, 2022, pursuant to the terms of the Note Purchase Agreement, the Company purchased the first Note from QPhoton and loaned the principal amount of $1,250,000 to QPhoton. The Company will become obligated to purchase the second Note from, and loan an additional $1,250,000 to, QPhoton, if elected by QPhoton and subject to the satisfaction of certain conditions.

The Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The Notes issued under the Note Purchase Agreement, including the Note issued on February 18, 2022, provide that the indebtedness evidenced by the applicable Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the Notes) of QPhoton or (iii) an event of default.

On February 9, 2022, the Company and QPhoton entered into a letter agreement (the “Exclusivity Agreement”), pursuant to which QPhoton agreed to negotiate exclusively with the Company regarding a potential sale of QPhoton or its assets (or similar transaction) for an initial period of 14 days, which period was automatically extended by 45 days upon the execution of the Note Purchase Agreement and would automatically be extended by an additional 30 days if the second Note is purchased pursuant to the terms of the Note Purchase Agreement.

There are no other events of a subsequent nature that in management’s opinion are reportable.