Form 10-Q
period 2022-03-31
Quantum Computing Inc.
filed 2022-05-23
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 19, 2022, there were 29,156,815 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

QUANTUM COMPUTING INC.

(Formerly Innovative Beverage Group Holdings, Inc.)

Index to the Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$11,513,369	$16,738,657
Accounts Receivable	25,047	-
Prepaid expenses	452,584	482,998
Loans receivable	1,258,630	-
Fixed assets (net of depreciation)	41,689	41,348
Other Assets
Lease right of use	8,657	18,084
Security Deposits	3,109	3,109
Total assets	$13,303,085	$17,284,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$797,005	$464,870
Accrued expenses	8,140	478,505
Lease liability	8,656	18,084
Dividends payable-preferred	223,125	117,454
Loans payable	-	-
Other current liabilities	-	3,385
Convertible promissory notes	-	-
Total liabilities	1,036,926	1,082,298

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 29,156,815 and 29,156,815 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,916	2,916
Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,545,459 and 1,545,459 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	154	154
Additional paid-in capital	67,609,119	67,396,618
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	28,282,908	25,297,456
Subscription Receivable	-	-
Accumulated deficit	(88,527,773)	(81,394,081)
Total stockholders’ equity (deficit)	12,266,159	16,201,898)
Total liabilities and stockholders’ equity (deficit)	$13,303,085	$17,284,196

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Total revenue	$31,240	$-
Cost of revenue	11,568	-
Gross profit	19,672	-
Salaries and Benefits	1,116,228	245,512
Consulting	370,881	303,470
Research & Development	1,024,587	625,445
Stock Based Compensation	3,079,803	1,977,170
Selling General & Administrative - Other	1,137,104	241,532
Operating expenses	6,728,603	3,393,129

Loss from Operations	(6,708,931)	(3,393,129)

Other Income and Expense
Interest Income – Money Market	10,864	1,383
Misc. Income – Legal Settlements	-	-
Misc. Income – Government Grants	-	-
Interest Expense – Promissory Notes	-	-
Interest Expense - Beneficial conversion feature	-	-
Interest Expense –Warrants	-	-
Interest Expense – Derivatives mark to market	-	-
Interest Expense – Preferred dividends	(223,125)	-
Interest Expense – Financing expenses	(212,500)	-
Net Other income (expense)	(424,761)	1,383

Federal income tax expense	-	-

Net loss	$(7,133,692)	$(3,391,746)

Weighted average shares - basic and diluted	29,156,815	28,730,702
Loss per share - basic and diluted	$(0.24)	$(0.12)

The accompanying notes are an integral part of these Unaudited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2020	27,966,096	$2,797	$68,067,282	$(53,495,235)	$(14,574,844)

Issuance of shares for cash	55,000	6	79,994	-	80,000
Issuance of shares for debt conversion	-	-	-		-
Issuance of shares for services	709,606	70	933,259	-	933,329
Beneficial Conversion Feature	-	-	-	-	-
Subscription Receivable	-	-	-	-	-
Derivatives & Warrants	-	-	-	-	-
Stock Options			1,293,833	-	1,293,833
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(3,391,746)	(3,391,746)
BALANCES, March 31, 2021	28,730,702	$2,873	$70,374,368	$(56,886,981)	$13,490,260

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2022

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2021	29,156,815	$2,916	1,545,459	154	$97,592,909	$(81,394,081)	$16,201,898

Issuance of shares for cash	-	-	-	-	-	-	-
Issuance of shares for debt conversion	-	-			-		-
Issuance of shares for services	-	-			-	-	-
Beneficial Conversion Feature	-	-			-	-	-
Subscription Receivable	-	-			-	-	-
Derivatives, Warrants, & Preferred OID	-	-			212,500	-	212,500
Stock Options					2,985,453	-	2,985,453
Stock based compensation	-	-			-	-	-
Net loss	-	-			-	(7,133,692)	(7,133,692)
BALANCES, March 31, 2022	29,156,815	$2,916	1,545,459	154	$100,790,862	$(88,527,773)	$12,266,159

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Statement of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,133,692)	$(3,391,746)
Adjustments to reconcile net income (loss) to net cash
Accounts Receivable	(25,048)	-
Prepaid Expenses	30,414	(250,809)
Depreciation	3,042	2,016
Accounts Payable	332,135	(119,744)
Accrued Expenses	(470,365)	26,690
Derivative Mark to Market	-	-
Stock Based Compensation	2,985,453	2,227,162
Warrant Expense	-	-
Preferred Dividends Payable	105,671	-
Lease Liability and other	(21,443)	-
CASH USED IN OPERATING ACTIVITIES	(4,193,833)	(1,506,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(3,383)	(4,043)
Other Assets – Lease Right to Use	9,428	-
Other Assets – Security Deposits	-	-
Loan Receivable	(1,250,000)	-
CASH USED IN INVESTING ACTIVITIES	(1,243,955)	(4,043)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance (repayment/conversion) of Convertible Promissory Notes	-	-
Proceeds from loans	-	-
Preferred OID	212,500	-
Proceeds from stock issuance	-	80,000
CASH PROVIDED BY FINANCING ACTIVITIES	212,500	80,000

Net increase (decrease) in cash	(5,225,288)	(1,430,474)

Cash, beginning of period	16,738,657	15,196,322

Cash, end of period	$11,513,369	$13,765,848

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Lease Right to Use	$9,428	$-

NON-CASH FINANCING ACTIVITIES
Note payable issued in exchange for a Subscription receivable	-	-
Common stock issued for compensation	(2,985,453)	(2,227,162)

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

Notes to Financial Statements

March 31, 2022

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

March 31, 2022

(Unaudited)

Nature of Business

The Company is a developer of quantum computing software offering ready-to-run software for complex optimization computations. The Company was founded in 2018 by leaders in supercomputing, mathematics, and massively parallel programming to solve the enormous challenge with quantum computing in terms of the high cost and lengthy times required for quantum software development. While much of the market focuses on Quantum Processing Unit (QPU) hardware, QCI’s experts realized that the quantum marketplace and vendors were limiting access to quantum computers due to the complexity of programming them. At the present time, only a very limited number of highly specialized quantum experts are able to use software development toolkits (“SDKs”) to create these critical programs and applications. The Company’s software solution, Qatalyst, enables subject matter experts (SMEs) to run existing software on quantum processing units without the need for specialized programming with SDKs.

Significant Accounting Policies:

Basis of Presentation:

The accompanying audited Balance Sheet as of December 31, 2021, and the unaudited interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2022, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for subsequent periods.

The Company’s fiscal year end is December 31.

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.GAAP”). Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

Cash and Cash Equivalents

The Company maintains its cash, in deposit accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. As of March 31, 2022 accounts receivable were considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

Revenue

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers. Revenue from time and materials based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

March 31, 2022

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

	March 31,
	2022	2021
Net operating loss carry-forwards	$5,763,812	$3,209,535
Valuation allowance	(5,763,812)	(3,209,535)
Net deferred tax assets	$-	$-

At March 31, 2022, the Company had net operating loss carry forwards of approximately $5,763,812.

The Company experienced a change in control during the 2018, 2019, and 2020 calendar years and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income. FASB Codification ASC 740 requires changes in recognition and measurement for uncertain tax positions. The Company has analyzed its tax positions and concluded that it is not aware of any uncertain tax positions. If this conclusion changes, the Company will assess the impact of any such changes on its financial position and the results of operations.

Note 3 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Except for the changes discussed below, Quantum has consistently applied the accounting policies to all periods presented in these unaudited financial statements. The Company has evaluated all recently implemented accounting standards and concluded that none currently apply to the Company. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

QUANTUM COMPUTING INC.

Notes to Financial Statements

March 31, 2022

(Unaudited)

Note 4 – Property and Equipment

	March 31,	December 31,
Classification	2022	2021
Hardware & Equipment	$63,099	$59,717
Software	0	0
Total cost of property and equipment	63,099	59,717
Accumulated depreciation	(21,410)	(18,369)
Property and equipment, net	$41,689	$30,956

The Company made Property and Equipment acquisitions of $3,383 during the three months ended March 31, 2022. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods. The Company depreciates computer equipment over a period of five years and software over a period of three years. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense.

Note 5 –Loans

Paycheck Protection Program Loan

In early 2020, an outbreak of the novel strain of coronavirus (COVID-19) emerged globally. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, which continues to spread throughout the United States. Subsequently, federal, state and local authorities issued mandates for social distancing and working from home to delay the spread of the coronavirus, resulting in an overall decline in economic activity for several years.  Some of the mandates have been lifted, but the ultimate impact of COVID-19 on the Company is not reasonably estimable at this time and the Company has not recorded any reserves relating to potential COVID-19 financial impacts.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

March 31, 2022

(Unaudited)

Note Purchase Agreement Loan

On February 18, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with QPhoton, Inc. (“QPhoton”), pursuant to which the Company agreed to purchase from QPhoton two unsecured promissory notes (each, a “Note”), each in the principal amount of $1,250,000, subject to the terms and conditions of the Note Purchase Agreement. Also on February 18, 2022, pursuant to the terms of the Note Purchase Agreement, the Company purchased the first Note from QPhoton and loaned the principal amount of $1,250,000 to QPhoton and would automatically be extended by an additional 30 days upon purchase of the second Note pursuant to the terms of the Note Purchase Agreement.

The Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The Notes issued under the Note Purchase Agreement, including the Note issued on February 18, 2022 April 1, 2022, provide that the indebtedness evidenced by the applicable Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the Notes) of QPhoton or (iii) an event of default.

Note 6 – Capital Stock:

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

The Warrants are two-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $7.00 per share, subject to adjustment, and are exercisable at any time on or after the date that is six (6) months following the issuance date. The Warrants provide for cashless exercise in the event the underlying shares of common stock are not registered.

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

QUANTUM COMPUTING INC.

Notes to Financial Statements

March 31, 2022

(Unaudited)

Note 7 – Related Party Transactions

There were no related party transactions during the period ended March 31, 2022.

Note 8 – Employee Benefits:

The Company offers a health and welfare benefit plan to current full time employees that provides medical, dental, vision, life and disability benefits. The Company also offers a 401K retirement savings plan to all full-time employees. There are no unpaid liabilities under the Company’s benefit plans, and the Company has no obligation to pay for post-retirement health and medical costs of retired employees.

Note 9 – Subsequent Events:

On April 1, 2022, pursuant to the terms of the Note Purchase Agreement, the Company purchased the second Note from QPhoton and loaned the principal amount of $1,250,000 to QPhoton.

On April 27, 2022 the Company filed a Resale Form S-3 as required by the Registration Rights Agreement with the Preferred Investors, pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s Common Stock underlying the Series A Preferred Stock and Warrants within 180 days from the Closing of the Preferred investment round.

On May 19, 2022, Quantum Computing Inc. (the “Company”), Project Alpha Merger Sub I, Inc., a Delaware corporation (“Merger Sub I”), Project Alpha Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), QPhoton, Inc., a Delaware corporation (“QPhoton”), and Yuping Huang, the principal stockholder of QPhoton (“Mr. Huang”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire QPhoton through a series of merger transactions (collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”).

Pursuant to the Merger Agreement, immediately following the closing of the Transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub I will merge with and into QPhoton, with QPhoton surviving the merger as a wholly-owned subsidiary of the Company, immediately after which the surviving corporation would merge with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). The merger consideration to be paid to the stockholders of QPhoton (the “Merger Consideration”) consists of (i) 5,802,206 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (ii) 2,377,028 shares of a new series of the Company’s preferred stock, par value $0.0001 per share, to be designated Series B convertible preferred stock (“Series B Preferred Stock”), and (iii) warrants to purchase up to 7,028,337 shares of Common Stock (the “Warrants”).

The Company has agreed, following the Closing and QPhoton’s delivery of its required financial statements, to prepare and file with the SEC a proxy statement with respect to a meeting of the stockholders of the Company to be held to seek approval and adoption of (i) the issuance of the shares of Common Stock underlying the Series B Preferred Stock and the Warrants, (ii) the election of three people to the Board of Directors of the Company designated by Mr. Huang (or, if Mr. Huang holds less than a specified number of shares of Common Stock, other key QPhoton stockholders and certain transferees thereof) as contemplated by that certain stockholders agreement to be entered into by the Company, the key QPhoton stockholders and the key Company stockholders and (iii) any other proposals the Company and QPhoton deem necessary or appropriate to effectuate the Transactions (the “Stockholder Approval”).

The Company has agreed to use reasonable best efforts to take all actions necessary to obtain a final non-appealable order from the Court of Chancery of the State of Delaware pursuant to Section 205 of the General Corporation Law of the State of Delaware (the “DGCL”) validating and declaring effective in all material respects certain specified corporate acts previously taken by the Company and its predecessor that may have been the subject of a failure of authorization (as defined in Section 204 of the DGCL) and certain subsequent corporate acts (the “Section 205 Order”).

If the Company does not obtain the Section 205 Order with respect to matters that require validation under Section 205 of the DGCL within 100 days of the signing of the Merger Agreement, QPhoton may elect to terminate the Merger Agreement; provided, that the Company may, in its sole discretion, extend such date for termination by one or more consecutive one month periods by loaning QPhoton, for each month of extension, $500,000 pursuant to a promissory note to be issued under the Note Purchase Agreement entered into on February 18, 2022 (the “Note Purchase Agreement”), between the Company and QPhoton (which Note Purchase Agreement would be amended and restated to provide for the issuance of any such additional promissory note).

QUANTUM COMPUTING INC.

Notes to Financial Statements

March 31, 2022

(Unaudited)

The obligations of the parties to consummate the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of a number of conditions, including but not limited to, the following:

(a)	The QPhoton stockholder approval will have been obtained;

(b)	The Certificate of Designation will have been filed and accepted by the Secretary of State of the State of Delaware;

(c)	The required financial statements will have been prepared by the Company and QPhoton;

(d)	Mr. Huang will have been appointed as an officer and director of the Company; and

(e)	The Company will have received the Section 205 Order (or the matters to be addressed thereby will have been otherwise validly ratified or corrected).

The Merger Agreement may be terminated and the Transactions may be abandoned at any time prior to the Closing, for a number of reasons, including but not limited to, the following:

(a)	By mutual written consent of the Company and QPhoton;

(b)	By either the Company or QPhoton, if (i) the Closing shall not have occurred by December 31, 2022 (the “Outside Date”); provided that the Merger Agreement may not be terminated by or on behalf of any party that either directly or indirectly through its affiliates is in breach or violation of any representation, warranty, covenant, agreement or obligation contained in the Merger Agreement and such breach or violation will have been the principal cause of the failure to consummate the Transactions on or prior to the Outside Date;

(c)	By the Company if QPhoton has failed to (i) deliver the QPhoton Stockholder Approval within 48 hours after the date of the Merger Agreement, (ii) deliver support agreements from certain of its stockholders within 48 hours after the date of the Merger Agreement or (iii) delivered the Required Financial Statements on or prior to June 30, 2022; and

(d)	By QPhoton if the Company has failed to deliver the Section 205 Order within 100 days of the date of the Merger Agreement, subject to extension as provided in the Merger Agreement;

If the Merger Agreement is terminated, it will become void, and there will be no liability or obligation under the Merger Agreement on the part of any party thereto, except as set forth in the Merger Agreement or in the case of termination subsequent to a willful material breach of the Merger Agreement by a party thereto.

There are no other events of a subsequent nature that in management’s opinion are reportable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed Quantum Computing, Inc. (the “Company” “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company is focused on providing software tools and applications for quantum computers. We believe there is significant business opportunity in the quantum computing industry, and that the quantum computing has the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over classical computing, the software tools and applications necessary for accelerating real-world problems must be developed to deliver on quantum computing’s full promise.

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

In order to address the steep learning curve and highly particular skillset associated with quantum computing, the Company is developing “quantum ready” software applications and solutions for commercial and government entities looking to leverage the expected future performance of quantum computing. We are focused on being an enabler – creating software that provides the advantages of advanced computing hardware for forward-thinking clients.

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

Qatalyst also eliminates the need for the low-level hardware programming expertise required by toolkits. This programming is time consuming and must be updated constantly as QPUs evolve and change, resulting in significant development costs. Qatalyst automatically optimizes the same problem submitted by a SME for multiple Quantum and Conventional Processors. The SME or programmer selects one, or many, processing resources and the problem is submitted by Qatalyst. This is an enormous advantage over any tool set in the market today. These advantages are significant not just for application developers but for any company that is considering using or exploring quantum computing technology for business applications.

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

Qatalyst Features

Today, SMEs can leverage the power of Qatalyst to solve high-value discrete optimization problems present in banking & finance, insurance underwriting, life sciences (bio/pharma), oil & gas, logistics & supply chain and cybersecurity. Currently, Qatalyst offers the following features:

●	Quantum-ready engines tuned for complex computations. These engines automatically optimize, submit, and iterate to return excellent, diverse results for supply chain and other constrained optimization problems.

●	Transparent abstraction from quantum hardware variance. Qatalyst eliminates the need to write low-level, assembly-type code to support different vendors’ quantum hardware architectures, such as D-Wave, Rigetti, IBM and ION-Q. The same problem can run seamlessly across all quantum types and architectures.

●	Qatalyst Core: an engine that utilizes sophisticated mathematics, quantum transformation and iterative processing to find highly optimal answers across both classic and quantum computers. For example, LaGrange multipliers, which work to compress and simplify the problem prior to constraint optimization. The Core applies these advanced mathematical techniques, based on the type of problem and processing required.

●	Q Graph: a powerful transformation engine that empowers SMEs to submit and analyze graph models as part of their complex optimizations. Q Graph accepts familiar graph models and functions including Clique Cover, Community Detection and Partitioning.

●	Qontrol: a portal that provides administrative management tools for user administration, request control, statuses and alerts. Qontrol also enables system administrators and users to import Qatalyst results into popular analysis applications such as Excel or Tableau.

Results of Operations

Three Months Ended March 31, 2022 vs. March 31, 2021

Revenues

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%
Services	31,240	100%	0	0%	100%
Total	$31,240	100%	$0	100.0%	100%

Revenues for the three months ended March 31, 2022 were $31,240 as compared with $0 for the comparable prior year period. There is no revenue comparison for the comparable prior year period because the Company had not yet sold any products or services. Revenue in the current reporting period is derived from professional services provided to multiple commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 was $11,568 as compared with $0 for the comparable prior year period, a change of $11,568. There is no cost of revenues comparison for the comparable prior year period because the Company had not yet sold any products or services. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Margin

Gross margin for the three months ended March 31, 2022 was $19,672 or 63% as compared with 0% for the comparable prior year period. There is no gross margin comparison for the comparable prior year period because the Company had not yet sold any products or services.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $6,728,603 as compared with $3,393,129 for the comparable prior year period, an increase of $3,335,473 or 98%. The increase in operating expenses is due in large part to the $738,458 increase in legal expense related to investment transaction expenses, $870,716 increase in salary expense due to changes in the number and composition of staff, $1,102,633 increase in stock-based compensation related in large part to hiring additional staff, $399,142 increase in research and development expenses related primarily to hiring additional technical staff, and $67,411 increase in consultant and professional services expense compared with the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended March 31, 2022 was $7,133,692 as compared with a net loss of $3,391,746 for the comparable prior year period, an increase of $3,741,946 or 110%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $435,625 in interest expense related to the accrual of dividends and amortization of Original Issue Discount for the Series A Convertible Preferred and Warrants recorded during the three months ended March 31, 2022 compared with interest expense of $0 during the comparable prior year period.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $27,759,904 through private placement of equity and $5,133,000 through private placements of Convertible Promissory Notes for a total of $32,892,904 in new investment. The Company has no lines of credit, and no long-term debt obligations outstanding. As of March 31, 2022, the Company had cash and equivalents of $11,513,369 on hand.

The following table summarizes total current assets, liabilities and working capital at March 31, 2022, compared to December 31, 2021:

	March 31, 2022	December 31, 2021	Increase/(Decrease)
Current Assets	$13,249,630	$17,221,654	$(3,972,024)
Current Liabilities	$1,036,926	$1,082,298	$(45,372)
Working Capital (Deficit)	$12,212,704	$16,139,357	$(3,926,653)

At March 31, 2022, we had working capital of $12,212,704 as compared to working capital of $16,139,357 at December 31, 2021, a decrease of $3,926,653. The decrease in working capital is primarily attributable to the use of cash to pay for operating expenses and capital investments, including the Note Purchase Agreement with QPhoton.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $4,193,833 and $1,506,431, respectively. The net loss for the three months ended March 31, 2022 and 2021, was $7,133,692 and $3,391,746, respectively.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 were $1243,955 and $4,043. The increase in investment in the current period is due primarily toa $1,250,000 investment related to the Note Purchase Agreement with QPhoton, and $3,383 invested in computer equipment.

Net cash provided by financing activities for the three months ended March 31, 2022 was $212,500 compared with $80,000 during the same period of 2021. Cash flows provided in financing activities during the three months ended March 31, 2022 were attributable to the amortization of the original issue discount for the Series A Convertible Preferred stock.  The cash flow provided by financing activities during the period ended March 31, 2021 was primarily attributable to issuance of common stock for the exercise of options and the exercise of warrants.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During the first three months of 2022, we have funded our operations primarily through the use of cash on hand. As of April 30, 2022, we had cash on hand of approximately $8,538,480. We have approximately $38,384 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Revenue

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers. Revenue from time and materials based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost reimbursement (“cost-plus”) type contracts at this time.

Off Balance Sheet Arrangements

During the three months ended March 31, 2022 and for fiscal 2021, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, the Company does not have sufficient accounting staff to enable proper segregation of duties. The Company has commenced hiring additional administrative and accounting staff to address this deficiency in the near term.

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

We face continued risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has driven the implementation and continuation of significant government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders, and business closures. Although to date, the Company has not been adversely affected by COVID-19, the measures taken by the governments of countries affected could adversely affect the Company’s business, financial condition, and results of operations.

The U.S. has recently seen decreases in total new COVID-19 infections; however, it is unknown whether such decreases will continue, new strains of the virus will cause numbers to increase, currently projected vaccine efficacy numbers will hold, or new strains of the virus will become dominate in the future, and/or whether jurisdictions in which we operate, will issue new or expanded stay-at-home orders, or how those orders, or others, may affect our operations. Any such actions by jurisdictions in which we operate that place restrictions on the ability of our employees to perform their jobs may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On February 9, 2022, the Company and QPhoton entered into a letter agreement (the “Exclusivity Agreement”), pursuant to which QPhoton agreed to negotiate exclusively with the Company regarding a potential sale of QPhoton or its assets (or similar transaction) for an initial period of 14 days, which period was automatically extended by 45 days upon the execution of the Note Purchase Agreement pursuant to the terms of the Note Purchase Agreement. The exclusivity period was automatically extended for an additional thirty days upon the Company’s purchase of the second Note.

There is no additional other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1**	Form Director Agreement	8-K	10.1	01/03/2022
10.2**	Employment Agreement, dated January 3, 2022, by and between Quantum Computing, Inc. and William McGann	8-K	10.2	01/03/2022
10.3	Note Purchase Agreement, dated February 18, 2022, between Quantum Computing, Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.4	Unsecured promissory note dated February 18, 2022.	8-K	10.2	02/23/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: May 23, 2022	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer