Form 10-Q
period 2022-06-30
Quantum Computing Inc.
filed 2022-08-15
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 10, 2022, there were 33,904,329 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

QUANTUM COMPUTING INC.

Index to the Consolidated Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$6,742,793	$16,738,657
Accounts Receivable	83,969	-
Prepaid expenses	420,987	482,998
Other current assets	2,652	-
Fixed assets (net of depreciation)	160,389	41,348
Other Assets
Lease right of use	22,937	18,084
Security Deposits	98,225	3,109
Intangible Assets	25,222,336	-
Goodwill	59,125,773	-
Total assets	$91,880,061	$17,284,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$756,622	$464,870
Accrued expenses	296,167	478,505
Lease liability	22,937	18,084
Dividends payable-preferred	223,125	117,454
Loans payable	-	-
Other current liabilities	-	3,385
Convertible promissory notes	-	-
Total liabilities	1,298,851	1,082,298

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 29,204,543 and 29,156,815 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,920	2,916
Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,500,004 and 1,545,459 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; $0.0001 par value, 3,079,864 shares Series B Convertible Preferred authorized; 0 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	150	154
Additional paid-in capital	150,799,236	67,396,618
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	28,512,418	25,297,456
Subscription Receivable		-
Accumulated deficit	(93,632,349)	(81,394,081)
Total stockholders’ equity (deficit)	90,581,210	16,201,898
Total liabilities and stockholders’ equity (deficit)	$91,880,061	$17,284,196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenue	$96,724	$-	$65,484	$-
Cost of revenue	16,800	-	5,233	-
Gross profit	79,924	-	60,251	-
Salaries	2,474,634	746,998	1,358,406	508,528
Consulting	626,513	540,822	255,631	228,352
Research & Development	1,875,031	1,182,137	850,444	565,692
Stock Based Compensation	3,403,662	4,525,171	323,859	2,548,002
Selling General & Administrative -Other	3,217,379	726,703	2,080,275	478,127
Operating expenses	11,597,219	7,721,831	4,868,615	4,328,701
Loss from Operations	(11,517,295)	(7,721,831)	(4,808,364)	(4,328,701)
Interest Income	44,027	2,994	33,163	1,611
Interest Expense – Preferred Dividends	446,250	-	223,125
Interest Expense – Financing Costs	318,750	-	106,250	-
Misc. Income	-	218,371	-	218,371
Other income (expense)	(720,973)	221,365	(296,212)	219,982

Federal income tax expense	-	-	-	-

Net loss	$(12,238,268)	$(7,500,466)	$(5,104,576)	$(4,108,719)

Weighted average shares - basic and diluted	29,204,543	29,055,702	29,204,543	29,055,702
Loss per share - basic and diluted	$(0.42)	$(0.26)	$(0.17)	$(0.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2020	27,966,096	$2,797	-	$-	$68,067,282	$(53,495,235)	$14,574,844
Issuance of shares for cash	55,000	6	-	-	79,994	-	80,000
Issuance of shares for services	709,606	70	-	-	933,259	-	933,329
Stock Options	-	-	-	-	1,293,833	-	1,293,833
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,391,746)	(3,391,746)
BALANCES, March 31, 2021	28,730,702	$2,873	-	$-	$70,374,368	$(56,886,981)	$13,490,260
Issuance of shares for cash	125,000	12	-	-	248,988	-	250,000
Issuance of shares for services	200,000	20	-	-	235,980	-	236,000
Stock Options	-	-	-	-	2,228,691	-	2,228,691
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(4,108,719)	(4,108,719)
BALANCES, June 30, 2021	29,055,702	$2,905	-	$-	$73,089,027	$(60,995,700)	$12,096,232

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2021	29,156,815	$2,916	1,545,459	$154	$97,592,909	$(81,394,081)	$16,201,898
Issuance of shares for cash	-	-	-	-	-	-	-
Issuance of shares for services	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	212,500	-	212,500
Stock Options	-	-	-	-	2,985,453	-	2,985,453
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,133,692)	(7,133,692)
BALANCES, March 31, 2022	29,156,815	$2,916	1,545,459	$154	$100,790,862	$(88,527,773)	$12,266,159
Issuance of shares for cash	-	-	-	-	-	-
Conversion of Series A Preferred to Common	47,728	4	(45,455)	(4)	-	-	-
Merger consideration	-	-	-	-	83,083,867	-	83,083,867
Derivatives & Warrants	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	106,250	-	106,250
Stock Options	-	-	-	-	229,510	-	229,510
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,104,576)	(5,104,576)
BALANCES, June 30, 2022	29,204,543	$2,920	1,500,004	$150	$184,210,489	$(93,632,349)	$90,581,210

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,238,268)	$(7,500,466)
Adjustments to reconcile net income (loss) to net cash
Accounts Receivable	(83,969)	-
Prepaid Expenses	62,011	(168,793)
Depreciation	7,342	4,235
Accounts Payable	291,752	220,644
Accrued Expenses	(182,337)	77,098
Intangibles Amortization	249,884	-
Stock Based Compensation	3,214,962	4,691,824
Preferred Dividends Payable	105,671	-
Lease Liability and other	1,468	-
CASH USED IN OPERATING ACTIVITIES	(8,571,484)	(2,675,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Property and Equipment	(126,383)	(4,043)
Other Assets – Lease Right to Use	(4,853)	-
Other Assets – Security Deposits	(97,768)	(3,109)
Goodwill	(59,125,773)	-
Intangible Assets	(25,472,220)	-
CASH USED IN INVESTING ACTIVITIES	(84,826,997)	(7,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (forgiveness of) loans	-	(218,371)
Proceeds from stock issuance	-	330,029
Preferred OID	318,750	-
Acquisition of QPhoton, Inc.	83,083,867	-
CASH PROVIDED BY FINANCING ACTIVITIES	83,402,617	111,658

Net increase (decrease) in cash	(9,995,864)	(2,570,952)

Cash, beginning of period	16,738,657	15,196,322

Cash, end of period	$6,742,793	$12,625,370

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Lease Right to Use	$(4,853)	$-

NON-CASH FINANCING ACTIVITIES
Note payable issued in exchange for a Subscription receivable	-
Common stock issued for compensation	-	1,169,329

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization:

Quantum Computing Inc., formerly known as Innovative Beverage Group Holdings, Inc. a Delaware corporation (the “Company”) was the surviving entity as the result of a merger between Ticketcart, Inc. and Innovative Beverage Group, Inc., both Nevada corporations. Innovative Beverage Group, Inc. was the surviving entity as the result of a merger between Kat-A-Tonic Distributing, Inc., a Texas corporation and United European Holdings, Ltd., a Nevada Corporation. In 2021, the Company established three wholly owned subsidiaries, Qubitech, Inc., Qubittech Federal, Inc. and Qubittech International, Inc., all of which are Delaware corporations. At this time there are no personnel, assets or liabilities associated with any of the subsidiaries. In 2022, the Company established two wholly owned subsidiaries, Project Alpha Merger Sub I, Inc., a Delaware corporation (“Merger Sub I”), and Project Alpha Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”). Merger Sub I merged with QPhoton, Inc. (“QPhoton”), a Delaware corporation, with QPhoton as the surviving entity as a wholly-owned subsidiary. QPhoton then merged into Merger Sub II with Merger Sub II as the surviving entity.  On August 5, 2022, Merger Sub II amended and restated its certificate of formation to change its name to QPhoton, LLC.

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

On June 16, 2022 the Company merged with QPhoton in a stock for stock exchange, pursuant to which the shareholders of QPhoton will own 49% of the combined entity. QPhoton was formed in 2020 to develop and commercialize a nanophotonic quantum-powered platform that will transform numerous areas of industry, including defense, healthcare, finance, network communications, and machine vision.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Nature of Business

The Company is a developer of full stack quantum computing systems, including hardware platforms and ready-to-run software for complex optimization computations. The Company was founded in 2018 by leaders in supercomputing, mathematics, and massively parallel programming to solve the enormous challenge with quantum computing in terms of the high cost and lengthy times required for quantum software development. While much of the market focuses on Quantum Processing Unit (QPU) hardware, QCI’s experts realized that the quantum marketplace and vendors were limiting access to quantum computers due to the complexity of programming them. At the present time, only a very limited number of highly specialized quantum experts are able to use software development toolkits (“SDKs”) to create these critical programs and applications. The Company’s software solution, Qatalyst, enables subject matter experts (SMEs) to run existing software on quantum processing units without the need for specialized programming with SDKs.

Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation:

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying audited Balance Sheet as of December 31, 2021, and the unaudited consolidated interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2022, and the cash flows and results of operations for the three months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results for subsequent periods.

The Company’s fiscal year end is December 31.

Use of Estimates:

These financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

Cash and Cash Equivalents

The Company maintains its cash, in deposit accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. As of June 30, 2022 accounts receivable were considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Revenue

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2021 and June 30, 2022 we had no finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The Company is currently leasing space in three locations, Leesburg, VA, Minneapolis, MN and Hoboken, NJ, and we have recognized right-of-use assets and lease liabilities accordingly.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

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

Property and Equipment

Property and equipment are stated at cost or contributed value. Depreciation of furniture, software and equipment is calculated using the straight-line method over their estimated useful lives, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Maintenance and repairs are charged against expense as incurred.

Research and Development Costs

Research and development costs include costs directly attributable to the conduct of research and development programs, including the cost of services provided by outside contractors, acquiring work-in-progress intellectual property, development, and mandatory compliance fees and contractual obligations. All costs associated with research and development are expensed as incurred.

Stock Based Compensation

The Company has adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that Topic 718 does not apply to share based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers

Stock-based compensation expense is recorded for all option grants and awards of non-vested stock and recognized in the financial statements based on the grant date fair value of the awards granted. Stock-based compensation is recognized as expense over the requisite service period, which generally represents the vesting period. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

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

	June 30,
	2022	2021
Net operating loss carry-forwards	$6,921,161	$3,615,322
Valuation allowance	(6,921,161)	(3,615,322)
Net deferred tax assets	$-	$-

At June 30, 2022, the Company had net operating loss carry forwards of approximately $6,921,161.

The Company experienced a change in control during the 2018, 2019, 2020, and 2022 calendar years and therefore no more than an insignificant portion of this net operating allowance will ever be used against future taxable income. FASB Codification ASC 740 requires changes in recognition and measurement for uncertain tax positions. The Company has analyzed its tax positions and concluded that it is not aware of any uncertain tax positions. If this conclusion changes, the Company will assess the impact of any such changes on its financial position and the results of operations.

Note 3 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on its financial position, results of operations and disclosures.

Except for the changes discussed above, Quantum has consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements. The Company has evaluated all recently implemented accounting standards and concluded that none currently apply to the Company. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note 4 – Property and Equipment

	June 30,	December 31,
Classification	2022	2021
Hardware & Equipment	$186,099	$59,717
Software	0	0
Total cost of property and equipment	186,099	59,717
Accumulated depreciation	(25,710)	(18,369)
Property and equipment, net	$160,389	$30,956

The Company acquired $126,382 of Property and Equipment during the six months ended June 30, 2022. Of the total amount acquired, $116,315 was acquired through the merger with QPhoton. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods. The Company depreciates computer and laboratory equipment over a period of five years and software over a period of three years. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense.

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Note Purchase Agreement – the Company and QPhoton

On February 18, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with QPhoton, pursuant to which the Company agreed to purchase from QPhoton two unsecured promissory notes (each, a “Note”), each in the principal amount of $1,250,000, subject to the terms and conditions of the Note Purchase Agreement. Also on February 18, 2022, pursuant to the terms of the Note Purchase Agreement, the Company purchased the first Note from QPhoton and loaned the principal amount of $1,250,000 to QPhoton on April 1, 2022, pursuant to the terms of the Note Purchase Agreement, the Company purchased the second Note from QPhoton and loaned the principal amount of $1,250,000 to QPhoton.

The Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The Notes issued under the Note Purchase Agreement, including the Note issued on February 18, 2022 April 1, 2022, provide that the indebtedness evidenced by the applicable Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the Notes) of QPhoton or (iii) an event of default. As a result of the merger, the Note and accrued interest is eliminated through consolidation.

Notes Payable – BV Advisory Partners, LLC

On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory Partners, LLC (“BV Advisory”). Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, QPhoton and BV Advisory, a related party shareholder, entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured 2 years from the grant date. However, QPhoton only received approximately $375,000 in cash proceeds as $125,041 was paid by BV Advisory directly to The Trustees of the Stevens Institute of Technology (“Stevens Institute”) on behalf of QPhoton, to satisfy QPhoton’s obligations to reimburse costs incurred under the terms of their patent License agreement with the Stevens Institute.

On June 16, 2022 QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes.

Note 6 – Capital Stock:

Series A Convertible Preferred Offering

From November 10, 2021 through November 17, 2021, the Company conducted a private placement offering (the “Private Placement”) pursuant to securities purchase agreements (the “Purchase Agreements”) with 7 accredited investors (the “Preferred Investors”), whereby the Preferred Investors purchased from the Company an aggregate of 1,545,459 shares of the Company’s newly created Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants to purchase 1,545,459 shares of the Company’s common stock for an aggregate purchase price of $8,500,000. The Private Placement was completed and closed to further investment on November 17, 2021.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

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

In connection with the Purchase Agreement, the Company and the Preferred Investors entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s Common Stock underlying the Series A Preferred Stock and Warrants within 180 days. Pursuant to the Registration Rights Agreement, the Investors received certain rights, including but not limited to piggyback registration rights, providing that the holder be given notice of any proposed registration of securities by the Company, and requiring that the Company register all or any portion of the registrable securities that the holders request to be registered, in each case, subject to the terms and conditions of the Registration Rights Agreement.

On April 27, 2022 the Company filed a Resale Form S-3 as required by the Registration Rights Agreement with the Preferred Investors, pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s Common Stock underlying the Series A Preferred Stock and Warrants within 180 days from the Closing of the Preferred investment round. The Resale Form S-3 went effective on June 2, 2022.

Merger with QPhoton, Inc.

On May 19, 2022, the Company, the Merger Subs, QPhoton, and Yuping Huang, the principal stockholder of QPhoton (“Mr. Huang”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire QPhoton through a series of merger transactions (collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). On June 16, 2022, all conditions precedent having been met or waived by the Parties, the Company Closed the Transaction with QPhoton.

Pursuant to the Merger Agreement, immediately following the closing of the Transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub I merged with and into QPhoton, with QPhoton surviving the merger as a wholly-owned subsidiary of the Company, immediately after which the surviving corporation merged with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). The merger consideration to be paid to the stockholders of QPhoton (the “Merger Consideration”) consists of (i) 5,802,206 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (ii) 2,377,028 shares of a new series of the Company’s preferred stock, par value $0.0001 per share, to be designated Series B convertible preferred stock (“Series B Preferred Stock”), and (iii) warrants to purchase up to 7,028,337 shares of Common Stock (the “Warrants”). The Merger Consideration will be issued upon presentation of certain required documents and surrender of the QPhoton shares.

On June 13, 2022 one of the investors in the Series A Convertible Preferred financing round, Falcon Capital Partners, converted 45,455 shares of Series A Convertible Preferred stock into 47,728 shares of the Company’s Common Stock.

Note 7 – Related Party Transactions

There were no related party transactions during the period ended June 30, 2022.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

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

Note 9 – License Agreement – Stevens Institute of Technology

Effective December 17th, 2020, QPhoton signed a License Agreement with the Stevens Institute. The License Agreement enables the Company to commercially use technology such as licensed patents, licensed patent applications and licensed “Know-How”. QPhoton is also able to issue sublicenses for the technology under the agreement. The agreement is effective until the later of: (i) the 30-year anniversary of the effective date, or (ii) the expiration of the licensed patent or licensed patent application that is last to expire. As part of the merger of the Company and QPhoton, the Stevens License Agreement was assigned to the Company.

During the term of the agreement and prior to any commercialization or sublicensing of the technology by the Company, the Company shall be required to submit annual reports to the Stevens Institute reporting on all research, development, and efforts toward commercialization and/or sublicensing made during the year. Once any commercialization and/or sublicensing has been initiated, the Company shall deliver quarterly reports to the Stevens Institute reporting on the revenue received by the Company, all sublicenses derived from the sale of licensed products, and the net sales price associated with each transaction. The Company will be responsible for reimbursing Stevens for any costs associated with the prosecution and maintenance of the licensed patents and licensed patent applications moving forward.

Consideration for the agreement

As consideration for the license and other rights granted under the agreement, QPhoton agreed to pay the following: (i) $35,000 within 30 days of execution of the agreement, (ii) $28,000 within 30 days of each annual anniversary of the effective date, (iii) equity in the Company equivalent to nine percent of the membership units of the Company within 30 days of the execution of the agreement, and (iv) royalties of 3.5% of the Net Sales Price of each licensed product sold or licensed by the company during the quarter then-ended, for which it also received payment, concurrent with the delivery of the relevant quarterly report.

As of June 30, 2022 the Company has not yet begun to commercialize or sublicense any of the licensed technology and therefore does not owe the Stevens Institute any royalties.

Note 10 - Subsequent Events:

On July 1, 2022, the Company entered into an amended five-year lease agreement with Hoboken Associates, L.P. for a facility in Hoboken, New Jersey, to be used for QPhoton operations. The amended lease replaces a lease entered into between QPhoton and Hoboken Associates, L.P. on May 5, 2022.

On July 5, 2022 Yuping Huang tendered the required documents pursuant to the Merger Agreement to exchange his shares in QPhoton for equity in the Company. The Company issued to Yuping Huang 4,699,786 shares of Common Stock, 1,750,357 shares of Series B Convertible Preferred Stock and a Warrant for 5,692,952 shares of Common Stock.

On June 16, 2022 QPhoton tendered a cashier’s check BV Advisory in the amount of $535,6844, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the Notes.

On August 2, 2022, the Company filed a preliminary proxy statement with the SEC with respect to an annual meeting of the stockholders of the Company to be held to elect directors and conduct other routine business of the Company. In addition, pursuant to the Merger Agreement, in the proxy the Company stated that at the annual meeting the Company will seek approval and adoption of (i) the issuance of the shares of Common Stock underlying the Series B Preferred Stock and the Warrants, (ii) the election of three people to the Board of Directors of the Company designated by Mr. Huang (or, if Mr. Huang holds less than a specified number of shares of Common Stock, other key QPhoton stockholders and certain transferees thereof) as contemplated by that certain stockholders agreement to be entered into by the Company, the key QPhoton stockholders and the key Company stockholders and (iii) any other proposals the Company and QPhoton deem necessary or appropriate to effectuate the Transactions (the “Stockholder Approval”).

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company is focused on providing full-stack quantum computing systems. We believe there is significant business opportunity in the quantum computing industry, and that the quantum computing has the potential to disrupt several global industries. Independent of when quantum computing delivers compelling performance advantage over classical computing, the software tools and applications necessary for accelerating real-world problems must be developed to deliver on quantum computing’s full promise.

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

The Company’s strategic goals are as follows:

1)	Deliver production-ready software and the required quantum hardware in the cloud that de-risks the shift to quantum computing and makes it simple and cost effective for organizations to begin leveraging quantum computing.

2)	Empower SMEs and programmers to access the power of quantum computing without the prerequisite quantum expertise.

3)	Eliminate the vendor lock-in created by the low-level coding required for individual QPUs by allowing users to freely select the best QPU for their specific problem with no low-level coding or programming changes.

4)	Deliver the best performance results (speed, quality and diversity) at the lowest cost for our users.

Products and Products in Development

Qatalyst

Qatalyst is our answer to the current state of the quantum computing industry. As the industry’s first publicly available Quantum Application Accelerator, Qatalyst enables developers to create and execute quantum-ready applications on conventional computers, while being ready to run on quantum computers where those systems achieve performance advantage. Qatalyst performs the complex problem transformations necessary to be executed on a variety of quantum platforms today, and users can call upon the same Qatalyst APIs (Application Programming Interfaces) to achieve optimization performance advantages on conventional computers using our cloud-based solution.

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

Qatalyst Features

Today, SMEs can leverage the power of Qatalyst to solve high-value discrete optimization problems present in banking & finance, insurance underwriting, life sciences (bio/pharma), oil & gas, logistics & supply chain and cybersecurity. Currently, Qatalyst offers the following features:

●	Quantum-ready engines tuned for complex computations. These engines automatically optimize, submit, and iterate to return excellent, diverse results for supply chain and other constrained optimization problems.

●	Transparent abstraction from quantum hardware variance. Qatalyst eliminates the need to write low-level, assembly-type code to support different vendors’ quantum hardware architectures, such as D-Wave, Rigetti, IBM and ION-Q. The same problem can run seamlessly across all quantum types and architectures.

●	Qatalyst Core: an engine that utilizes sophisticated mathematics, quantum transformation and iterative processing to find highly optimal answers across both classic and quantum computers. For example, LaGrange multipliers, which work to compress and simplify the problem prior to constraint optimization. The Core applies these advanced mathematical techniques, based on the type of problem and processing required.

●	QGraph: a powerful transformation engine that empowers SMEs to submit and analyze graph models as part of their complex optimizations. QGraph accepts familiar graph models and functions including Clique Cover, Community Detection and Partitioning.

●	QAmplify: a suite of quantum software technologies that expands the processing power of any current quantum computer by as much as twenty times. QAmplify is capable of supercharging any quantum computer to solve real-world realistic business problems, and is designed to work on gate model quantum computers as well as quantum annealers.

●	Qontrol: a portal that provides administrative management tools for user administration, request control, statuses and alerts. Qontrol also enables system administrators and users to import Qatalyst results into popular analysis applications such as Excel or Tableau.

Entropy Quantum Computer

The Entropy Quantum Computer (EQC) is based on the principal that photons are intrinsically stable. Quantization of stable, photonic states can be achieved by coupling to the noise and loss from the “vacuum fluctuations” in the quantum environment (The Entropy). This approach runs completely counter to those being developed with other atom / ion-based systems. The quantum vacuum states are ubiquitous and can be used to capture every possible outcome in a very large system with many configurations, simultaneously, making the approach ideal for fast and accurate computations in optimization problems. The EQC consists of a rich manifold of quantum states that are fully connected through quantum entanglement and allows for unprecedented problem-solving scale and speed.

Reservoir Quantum Computer

Reservoir computing is a framework for computation derived from recurrent neural network theory, which maps input signals into higher dimensional computational spaces through the dynamics of a fixed, non-linear system called a reservoir. The input signal is fed into the reservoir, which is treated as a "black box”. A simple readout mechanism is trained to read the state of the reservoir and convert it to the desired output. There are several key benefits to this framework. The first key benefit of this framework is that training is performed only at the readout stage, as the reservoir dynamics are fixed. This makes the data training process very fast, since there is no recursive back projection of trained data through the reservoir. The second is that the computational power of naturally available systems, both classical and quantum mechanical, can be conveniently utilized to reduce the effective computational cost.

Results of Operations

Three Months Ended June 30, 2022 vs. June 30, 2021

Revenues

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%
Services	65,484	100%	0	0%	100%
Total	$65,484	100%	$0	100.0%	100%

Revenues for the three months ended June 30, 2022 were $65,484 as compared with $0 for the comparable prior year period. There is no revenue comparison for the comparable prior year period because the Company had not yet sold any products or services. Revenue in the current reporting period is derived from professional services provided to multiple commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 was $5,233 as compared with $0 for the comparable prior year period. There is no cost of revenues comparison for the comparable prior year period because the Company had not yet sold any products or services. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Margin

Gross margin for the three months ended June 30, 2022 was $60,251 or 92% as compared with 0% for the comparable prior year period. There is no gross margin comparison for the comparable prior year period because the Company had not yet sold any products or services.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $4,868,615 as compared with $4,328,701for the comparable prior year period, an increase of $539,914 or 12%. The increase in operating expenses is due in large part to the $1,144,434 increase in legal expense related to investment transaction expenses, $849,878 increase in salary expense due to changes in the number and composition of staff, $457,714 increase in other SG&A costs, $284,752 increase in research and development expenses related primarily to hiring additional technical staff, $27,279 increase in consultant and professional services expense, and $2,224,143 decrease in stock-based compensation compared with the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended June 30, 2022 was $5,104,576 as compared with a net loss of $4,108,719 for the comparable prior year period, an increase of $995,857 or 24%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $329,375 increase in interest expense related to dividends and amortization of the Original Issue Discount for the Series A Convertible Preferred and Warrants recorded during the three months ended June 30, 2022 compared with interest expense of $0 during the comparable prior year period, and $218,371 decrease in other income associated with the forgiveness of the SBA PPP Loan during the three months ended June 30th, 2021.

Six Months Ended June 30, 2022 vs. June 30, 2021

Revenues

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	$96,724	100.0%	0	0%	0%
Total	$96,724	100.0%	$0	100.0%	0%

Revenues for the six months ended June 30, 2022 were $96,724 as compared with $0 for the comparable prior year period. There is no revenue comparison for the comparable prior year period because the Company had not yet sold any products or services. Revenue in the current reporting period is derived from professional services provided to multiple commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2022 was $16,800 as compared with $0 for the comparable prior year period. There is no cost of revenues comparison for the comparable prior year period because the Company had not yet sold any products or services. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Margin

Gross margin for the six months ended June 30, 2022 was $79,924 or 83% as compared with $0 for the comparable prior year period. There is no gross margin comparison for the comparable prior year period because the Company had not yet sold any products or services.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $11,597,219 as compared with $7,721,830 for the comparable prior year period, an increase of $3,875,388 or 50%. The increase in operating expenses is due to the $692,894 increase in research and development expenses and a $1,121,509 decrease in stock-based compensation expense in the first half of 2022 compared with the comparable period in 2021. In addition, changes in the number and composition of staff resulted in a $1,727,636 increase in salary and benefit expenses, $607,785 increase in other SG&A costs and a $85,691 increase in consulting expenses compared to the comparable prior year period, largely related to an increased focus on sales and marketing. There was an increase in legal fees of $1,882,891 in the six months ended June 30, 2022 compared with the comparable period in 2021 due to the costs of the merger with QPhoton.

Net Income (Loss)

Our net loss for the six months ended June 30, 2022 was $12,238,268 as compared with a net loss of $7,500,466 for the comparable prior year period, an increase of $4,737,802 or 63%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $765,000 increase in interest expense related to dividends and amortization of the Original Issue Discount for the Series A Convertible Preferred and Warrants recorded during the six months ended June 30, 2022 compared with interest expense of $0 during the comparable prior year period, and $218,371 decrease in other income associated with the forgiveness of the SBA PPP Loan during the three months ended June 30th, 2021.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $27,759,904 through private placement of equity and $5,133,000 through private placements of Convertible Promissory Notes for a total of $32,892,904 in new investment. The Company has no lines of credit, and no long-term debt obligations outstanding. As of June 30, 2022, the Company had cash and equivalents of $on hand.

The following table summarizes total current assets, liabilities and working capital at June 30, 2022, compared to December 31, 2021:

	June 30, 2022	December 31, 2021	Increase/(Decrease)
Current Assets	$7,250,401	$17,221,654	$(9,971,253)
Current Liabilities	$1,298,851	$1,082,298	$216,553
Working Capital (Deficit)	$5,951,550	$16,139,357	$(10,187,807)

At June 30, 2022, we had working capital of $5,951,550 as compared to working capital of $16,139,357 at December 31, 2021, a decrease of $10,187,807. The decrease in working capital is primarily attributable to the use of cash to pay for operating expenses, capital investments, including the Note Purchase Agreement with QPhoton, and the costs relating to the merger with QPhoton.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $8,571,484 and $2,675,458, respectively. The net loss for the six months ended June 30, 2022 and 2021, was $12,238,268 and $7,500,466, respectively.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 were $84,826,997 and $7,152. The increase in investment in the current period is due to the merger with QPhoton.

Net cash provided by financing activities for the six months ended June 30, 2022 was $83,402,617 compared with $111,658 during the same period of 2021. Cash flows provided in financing activities during the six months ended June 30, 2022 were attributable to the acquisition of QPhoton and the amortization of the original issue discount for the Series A Convertible Preferred stock.  The cash flow provided by financing activities during the period ended June 30, 2021 was primarily attributable to issuance of common stock for the exercise of options and the exercise of warrants.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During the first six months of 2022, we have funded our operations primarily through the use of cash on hand. As of July 31, 2022, we had cash on hand of approximately $5,923,636. We have approximately $68,602 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Revenue

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost reimbursement (“cost-plus”) type contracts at this time.

Off Balance Sheet Arrangements

During the six months ended June 30, 2022 and for fiscal 2021, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Critical Accounting Estimates

We have identified the following critical accounting estimates. An accounting estimate is "critical" if it (a) requires Company management to make assumptions about matters that are highly uncertain at the time of the estimate, and also (b) Company management reasonably could have used different estimates in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company's financial condition, changes in financial condition or results of operations.

The Company uses the Black-Scholes model to calculate the fair value of stock options and derivatives. The Black-Scholes model, developed in 1973, is a differential equation which requires five input variables, the strike price of an option, the current stock price, the time to expiration, the risk-free rate, and the volatility of the Company common stock. The Black-Scholes model is widely used for pricing options but it does rely on certain assumptions about the market which may not be correct over time. Specifically,

●	No dividends are paid out during the life of the option.

●	Markets are random (i.e., market movements cannot be predicted).

●	There are no transaction costs in buying the option.

●	The risk-free rate and volatility of the underlying asset are known and constant.

●	The returns of the underlying asset are normally distributed.

●	The option is European and can only be exercised at expiration.

To the extent that any of these assumptions is not correct, that could result in the over or under pricing of the stock options involved. The assumption that the risk-free rate (the Company uses the one-year US Treasury Bill rate as a proxy for the risk-free rate) can vary over time, and if the T-Bill rate varies substantially over the life of the stock option that could affect the pricing. Similarly, the volatility of the Company’s common stock, also known as the Beta, has moved within a limited range over the past year, but the volatility of any security can change over time, which would affect the option pricing calculation. Another critical estimate relating to option pricing is the default rate, which means the estimate of granted options that will either expire unexercised, or be forfeited, over the life of the stock options. If the Company’s estimate of the default rate turns out to be substantially different from the actual, experienced default rate, that could result in over or under estimating the total option expense.

The Black-Scholes model is not the only available approach for pricing stock options, the Company could have used a Binomial pricing model or a Monte Carlo simulation model. However, there is no assurance that either a Binomial or Monte Carlo pricing approach would be more accurate than the Black-Scholes model over time. Moreover, both the Binomial model, which calculates the price of an option at each point in time during the option period, or the Monte Carlo model, which simulates the possible movements in future stock prices and uses them to calculate the option value, rely on critical assumptions. The Binomial model assumes that stock markets are perfectly efficient, which may not hold for all periods of time. The Monte Carlo simulation model assumes changes in stock prices over time cannot be predicted from the historical trends (known as a “random walk”), which also may not hold for all periods.

Another area of critical accounting estimates involves determining the fair market value and useful life of the intangible assets acquired by the Company through the merger with QPhoton. In the absence of market pricing for the intangible assets, the Company relied on comparison with similar transactions to arrive at estimates of value as well as useful life. The Company will perform periodic assessments of the intangible assets for impairment, but if any of the initial estimates are incorrect, that could result in a calculation of amortization expense that is too high or too low.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as listed below, there is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiaries, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

BV Advisory Partners, LLC (“BV Advisory”) was a shareholder of QPhoton, Inc. (“QPhoton”) immediately prior to the Company’s acquisition of QPhoton. BV Advisory has informed the Company that it intends to seek an appraisal of the shares of Common Stock of QPhoton (which shares represented 10% of the shares of Common Stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

In addition, on March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory. Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, QPhoton and BV Advisory, a related party shareholder, entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured 2 years from the grant date.

On June 16, 2022 QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes.

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022, other than the following:

We face continued risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

The COVID-19 global health pandemic which started in March 2020, continues to present business challenges in 2022, primarily in coronavirus related costs, travel delays and restrictions, and delays in supplier deliveries. The COVID 19 pandemic has driven the implementation and continuation of significant government-imposed measures to prevent or reduce its spread, including travel restrictions, “shelter in place” orders, and business closures. Although to date, the Company has not been adversely affected by COVID-19, the measures taken by the governments of countries affected could adversely affect the Company’s business, financial condition, and results of operations. The long term impact of COVID-19 on our operations and financial performance in future periods, including our ability to meet expected schedules, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infections, including new variants, the effectiveness and adoption of COVID-19 vaccines and medicines, and government actions to manage the spread of the disease, which could include vaccine mandates and travel restrictions, are uncertain and cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no additional other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
10.1	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang	8-K	10.1	05/23/2022
10.2	Escrow Agreement, dated June 16, 2022, by and among Quantum Computing, Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.3	Stockholders Agreement	8-K	10.3	06/21/2022
10.4	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.5	Employment Agreement, dated June 15, 2022, by and between Quantum Computing Inc. and Yuping Huang	8-K	10.5	06/21/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: August 15, 2022	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer