Form 10-Q
period 2022-09-30
Quantum Computing Inc.
filed 2022-11-14
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-40615

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

As of November 11, 2022, there were 53,301,805 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

QUANTUM COMPUTING INC.

Index to the Consolidated Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$10,381,376	$16,738,657
Accounts Receivable	94,807	-
Prepaid expenses	318,724	482,998
Other current assets	-	-
Fixed assets (net of depreciation)	302,319	41,348
Other Assets
Lease right of use	1,321,111	18,084
Security Deposits	56,881	3,109
Intangible Assets	23,723,030	-
Goodwill	59,125,773	-
Total assets	$95,324,021	$17,284,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$888,105	$464,870
Accrued expenses	673,570	478,505
Lease liability	1,305,667	18,084
Dividends payable-preferred	223,125	117,454
Loans payable – short term portion	535,684	-
Other current liabilities	-	3,385
Loans payable – long term portion	7,506,856	-
Accrued Interest – long term	11,465	-
Total liabilities	11,144,472	1,082,298

Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 250,000,000 shares authorized; 33,904,329 and 29,156,815 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,390	2,916
Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,500,004 and 1,545,459 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; $0.0001 par value, 3,079,864 shares Series B Convertible Preferred authorized; 1,925,392 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	343	154
Additional paid-in capital	150,798,571	67,396,618
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	29,680,037	25,297,456
Subscription Receivable		-
Accumulated deficit	(101,201,627)	(81,394,081)
Total stockholders’ equity (deficit)	84,179,549	16,201,898
Total liabilities and stockholders’ equity (deficit)	$95,324,021	$17,284,196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenue	$134,370	$-	$37,646	$-
Cost of revenue	41,692	-	24,891	-
Gross profit	92,678	-	12,755	-
Salaries	3,776,324	1,409,055	1,299,587	655,017
Consulting	923,620	827,569	297,107	301,747
Research & Development	3,141,520	1,795,194	1,266,489	613,057
Stock Based Compensation	4,665,631	7,109,981	1,261,969	2,584,810
Selling General & Administrative - Other	5,936,871	1,360,019	2,721,596	625,357
Operating expenses	18,443,966	12,501,818	6,846,748	4,779,988
Loss from Operations	(18,351,288)	(12,501,818)	(6,833,993)	(4,779,988)
Interest Income	45,187	5,025	1,160	2,031
Interest Expense – Preferred Dividends	(669,375)	-	(223,125)
Interest Expense – Promissory Notes	(18,320)	-	(18,320)	-
Interest Expense – Financing Costs	(813,750)	-	(495,000)	-
Misc. Income	-	218,371	-	-
Other income (expense)	(1,456,258)	223,396	(735,285)	2,031

Federal income tax expense	-	-	-	-

Net loss	$(19,807,546)	$(12,278,422)	$(7,569,278)	$(4,777,957)

Weighted average shares - basic and diluted	33,904,329	29,156,815	33,904,329	29,156,815
Loss per share – basic and diluted	$(0.58)	$(0.42)	$(0.22)	$(0.16)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2020	27,966,096	$2,797	-	$-	$68,067,282	$(53,495,235)	$14,574,844
Issuance of shares for cash	55,000	6	-	-	79,994	-	80,000
Issuance of shares for services	709,606	70	-	-	933,259	-	933,329
Stock Options	-	-	-	-	1,293,833	-	1,293,833
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,391,746)	(3,391,746)
BALANCES, March 31, 2021	28,730,702	$2,873	-	$-	$70,374,368	$(56,886,981)	$13,490,260
Issuance of shares for cash	125,000	12	-	-	248,988	-	250,000
Issuance of shares for services	200,000	20	-	-	235,980	-	236,000
Stock Options	-	-	-	-	2,228,691	-	2,228,691
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(4,108,719)	(4,108,719)
BALANCES, June 30, 2021	29,055,702	$2,905	-	$-	$73,089,027	$(60,995,700)	$12,096,232
Issuance of shares for cash	-	-	-	-	-	-	-
Issuance of shares for services	101,113	11	-	-	594,783	-	594,794
Stock Options	-	-	-	-	2,390,190	-	2,390,190
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(4,777,957)	(4,777,957)
BALANCES, September 30, 2021	29,156,815	$2,916	-	$-	$76,074,000	$(65,773,657)	$10,303,259

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2021	29,156,815	$2,916	1,545,459	$154	$97,592,909	$(81,394,081)	$16,201,898
Issuance of shares for cash	-	-	-	-	-	-	-
Issuance of shares for services	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	212,500	-	212,500
Stock Options	-	-	-	-	2,985,453	-	2,985,453
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,133,692)	(7,133,692)
BALANCES, March 31, 2022	29,156,815	$2,916	1,545,459	$154	$100,790,862	$(88,527,773)	$12,266,159
Issuance of shares for cash	-	-	-	-	-	-
Conversion of Series A Preferred to Common	47,728	4	(45,455)	(4)	-	-	-
Merger consideration	-	-	-	-	83,083,867	-	83,083,867
Derivatives & Warrants	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	106,250	-	106,250
Stock Options	-	-	-	-	229,510	-	229,510
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,104,576)	(5,104,576)
BALANCES, June 30, 2022	29,204,543	$2,920	1,500,004	$150	$184,210,489	$(93,632,349)	$90,581,210
Issuance of shares for cash	-	-	-	-	-	-	-
Conversion of Series A Preferred to Common	-	-	-	-	-	-	-
Merger consideration	4,699,786	470	1,925,392	193	(663)	-	-
Derivatives & Warrants	-	-	-	-		-	-
Preferred OID Amortization	-	-	-	-	-	-	-
Stock Options	-	-	-	-	1,167,617	-	1,167,617
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,569,278)	(7,569,278)
BALANCES, September 30, 2022	33,904,329	$3,390	3,425,396	$343	$185,377,443	$(101,201,627)	$84,179,549

The accompanying notes are an integral part of these audited financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,807,546)	$(12,278,422)
Adjustments to reconcile net income (loss) to net cash
Accounts Receivable	(94,807)	-
Prepaid Expenses	164,272	(549,884)
Depreciation	21,551	6,453
Accounts Payable	423,235	91,188
Accrued Expenses	206,530	190,374
Intangibles Amortization	1,749,190	-
Stock Based Compensation	4,382,581	7,676,899
Preferred Dividends Payable	105,671	-
Lease Liability and other	1,284,198	-
CASH USED IN OPERATING ACTIVITIES	(11,565,125)	(4,863,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Property and Equipment	(282,521)	(8,306)
Other Assets – Lease Right to Use	(1,303,027)	-
Other Assets – Security Deposits	(56,424)	(3,109)
Other Current Assets	2,652	-
Goodwill	(59,125,773)	-
Intangible Assets	(25,472,220)	-
CASH USED IN INVESTING ACTIVITIES	(86,237,313)	(11,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (forgiveness of) loans	8,042,540	(218,371)
Proceeds from stock issuance	-	329,938
Preferred OID	318,750	-
Acquisition of QPhoton, Inc.	83,083,867	-
CASH PROVIDED BY FINANCING ACTIVITIES	91,445,157	111,567

Net increase (decrease) in cash	(6,357,281)	(4,763,240)

Cash, beginning of period	16,738,657	15,196,322

Cash, end of period	$10,381,376	$10,433,082

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Lease Right to Use	$(1,303,027)	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued as compensation for services	-	7,676,899
Amortization of OID	325,606	-
Common stock issued for acquisition of QPhoton, Inc.	83,083,867	-

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2022

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

September 30, 2022

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

Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation:

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying audited Balance Sheet as of December 31, 2021, and the unaudited consolidated interim financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Our significant accounting policies are summarized in Note 1 to our audited financial statements for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited, financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2022, and the cash flows and results of operations for the three and nine months then ended. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results for subsequent periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. As of September 30, 2022 accounts receivable were considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2022

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2021 and September 30, 2022 we had no finance leases.

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

September 30, 2022

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

September 30, 2022

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

	September 30,
	2022	2021
Net operating loss carry-forwards	$8,369,585	$4,185,540
Valuation allowance	(8,369,585)	(4,185,540)
Net deferred tax assets	$-	$-

At September 30, 2022, the Company had net operating loss carry forwards of approximately $8,369,585.

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

Note 4 – Property and Equipment

	September 30,	December 31,
Classification	2022	2021
Hardware & Equipment	$342,238	$59,717
Software	0	0
Total cost of property and equipment	342,238	59,717
Accumulated depreciation	(39,919)	(18,369)
Property and equipment, net	$302,319	$41,348

The Company acquired $282,521 of Property and Equipment during the nine months ended September 30, 2022. Of the total amount acquired, $116,315 was acquired through the merger with QPhoton. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods. The Company depreciates computer and laboratory equipment over a period of five years and software over a period of three years. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense.

Note 5 – Loans

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

September 30, 2022

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

Unsecured Promissory Note

On September 23, 2022, Quantum Computing Inc. (the “Company”) entered into a note purchase agreement (the “NPA”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Investor purchased an unsecured promissory note (the “Note” or the “Streeterville Unsecured Note”) in the initial principal amount of $8,250,000. The Note bears interest at 10% per annum. The maturity date of the Note is 18 months from the date of its issuance (the “Maturity Date”). The Note carries an original issue discount of $750,000, which is included in the principal balance of the Note. If the Company elects to prepay the Note prior to the Maturity Date, it must pay to Investor 120% of the portion of the Outstanding Balance the Company elects to prepay.

Beginning on the date that is six (6) months after the issuance date of the Note, the Investor has the right to redeem up to $750,000 of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company shall pay the applicable Redemption Amount in cash to the Investor within three (3) trading days of the Company’s receipt of such Redemption Notice. No prepayment premium shall be payable in respect of any Redemption Amount.

Pursuant to the terms of the NPA, the parties provided customary representations and warranties to each other. Also, until amounts due under the Note are paid in full, the Company agreed, among other things, to: (i) timely make all filings under the Securities Exchange Act of 1934, (ii) ensure the Common Stock continues to be listed on the Nasdaq Capital Market (“Nasdaq”) (iii) ensure trading in Company’s Common Stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market, (iv) ensure Company will not make any Restricted Issuance (as defined in the Note) without Investor’s prior written consent, which consent may be granted or withheld in Investor’s sole and absolute discretion, (v) ensure Company shall not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits Company from entering into certain additional transactions with the Investor, and (vi) with the exception for Permitted Liens (as defined in the Note) ensure Company will not pledge or grant a security interest in any of its assets without Investor’s prior written consent, which consent may be granted on withheld in Investor’s sole and absolute discretion.

The Note set forth certain standard events of default (such event, an “Event of Default”) that generally, if uncured within seven (7) trading days, may result in the discretion of the Investor in certain penalties under the terms of the Note. In this regard, upon an Event of Default, Investor may accelerate the Note by written notice to the Company, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (as defined in the Note). Additionally, upon written notice given by Investor to the Company, interest shall accrue on the Outstanding Balance beginning on the date the applicable Event of Default occurred at an interest rate equal to the lesser of fifteen percent (15%) per annum simple interest or the maximum rate permitted under applicable law upon an Event of Default.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

On June 13, 2022, one of the investors in the Series A Convertible Preferred financing round, Falcon Capital Partners, converted 45,455 shares of Series A Convertible Preferred stock into 47,728 shares of the Company’s Common Stock.

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

Pursuant to the Merger Agreement, immediately following the closing of the Transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub I merged with and into QPhoton, with QPhoton surviving the merger as a wholly-owned subsidiary of the Company, immediately after which the surviving corporation merged with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). The merger consideration to be paid to the stockholders of QPhoton (the “Merger Consideration”) consists of (i) 5,802,206 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (ii) 2,377,028 shares of a new series of the Company’s preferred stock, par value $0.0001 per share, to be designated Series B convertible preferred stock (“Series B Preferred Stock”), and (iii) warrants to purchase up to 7,028,337 shares of Common Stock (the “Warrants”). The Merger Consideration for stockholder Yuping Huang was issued and the remaining Merger Consideration for the other stockholders will be issued upon presentation of certain required documents and surrender of their QPhoton shares.

Note 7 – Related Party Transactions

There were no related party transactions during the period ended September 30, 2022.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2022

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

As of September 30, 2022 the Company has not yet begun to commercialize or sublicense any of the licensed technology and therefore does not owe the Stevens Institute any royalties.

Note 10 - Subsequent Events:

On October 11, 2022 the Company issued 155,000 shares of common stock to seven employees and consultants in exchange for services rendered.

On October 13, 2022 BV Advisory filed a petition in Delaware Chancery Court seeking appraisal rights on their QPhoton shares.

On October 17, 2022 the Company converted the 1,925,392 shares of Series B Convertible Preferred stock into 19,253,920 shares of the Company’s common stock, as approved by the stockholders at the annual meeting on September 1, 2022

There are no other events of a subsequent nature that in management’s opinion are reportable.

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

Overview

Quantum Computing Inc. (“QCI” or the “Company”) is a full-stack quantum solutions company. Our mission is to be the democratizing force that brings quantum solutions to business, academia, and government clients. Our solutions enable subject matter experts (SMEs) and end users to get answers to critical business problems today, using the computing solutions that best deliver those results.

Since our formation in 2018, the Company has focused on providing software tools and applications for several commercially available quantum computers and we remain committed to that goal. However, following the June 2022 acquisition of QPhoton, Inc. (“QPhoton”) and its associated IP and engineering team, the Company is now able to provide full-stack quantum information services.

The core of our quantum information services today is our Entropy Quantum Computing (EQC) technology. We have built room-temperature, photonic quantum information processing systems underpinned by a series of patented and patent pending technologies. We believe this will enable us to develop and produce multiple generations of quantum information processors with increasing computational power, capacity, and speed. Such systems are expected to deliver compelling performance advantages over classical computational machines and will eventually be able to solve complex problems more effectively and efficiently in terms of scalability, power consumption, and cost compared with current high-performance computing technology. This technology, supported by professional services through our “Quantum Solutions” offering, helps our clients benefit from the technology today.

In addition, our leading-edge photonic technology and engineering teams will enable QCI to develop quantum LIDAR and sensing systems, imaging systems, quantum-secured network solutions, and photonic quantum chips. These important technologies are already under development today.

Our short-term core business model will be based on generating revenue from selling access to our advanced quantum data processing systems via the cloud, with the long-term model focused on selling desktop or rack-sized quantum devices and systems to commercial and individual users. We currently offer access to our quantum computing machines via our own in-house cloud service and plan to eventually offer access through other commercial service providers.

In the near term, we plan to generate revenue from our “Quantum Solutions” team, collaborating directly with customers to take them from problem formulation to solution. This end-to-end support empowers a spectrum of clientele, from users with little to no experience in quantum processing to advanced users capable of independent problem formulation and execution through the service.

The Company already produces its own lithium niobate nanophotonic circuits and has plans to scale production to meet projected demand. The Company has announced plans to construct and operate a new state-of-the-art quantum nanophotonics technology manufacturing and research center, which we believe could be the world’s first dedicated quantum-photonic chip manufacturer. The plan for the facility is to produce a range of lithium niobate nanophotonic circuits for internal use in our own product lines and for general sale in the market. This initiative is expected to benefit from the US CHIPS and Science Act of 2022 (the “CHIPS Act”), which allocates $52 billion for the revitalization and onshoring of semiconductor manufacturing in the U.S. The CHIPS Act funding includes $39 billion in manufacturing incentives and $13 billion to support new research and development.

QCI is focused on providing integrated quantum information acquisition, transmission, and processing solutions, including both the user interface software and the quantum hardware. With our proprietary full-stack technologies that are designed using our solution-oriented system architectures, we believe we will have a competitive advantage in the market. With an integrated engineering team working across multiple quantum technology domains, we believe we are uniquely positioned to leverage our expertise in software, hardware, and nanophotonic circuits to develop quantum services and products, from quantum chip design and manufacturing through cloud delivery and eventually sales of hardware systems. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum machines.

Strategy

QCI’s strategy has evolved to become a full stack quantum solutions company. When QCI was formed quantum computing was a fundamentally new paradigm compared with conventional computing, requiring a new and highly technical set of skills to create the hardware and software to drive quantum results. The pool of people with those skills today is limited and in high demand. In addition, the predominant quantum software development approach, using one or more toolkits (“SDK’s”) to create a quantum computing program is slow and costly, and therefore poorly suited for non-quantum experts attempting to solve real world problems. Moreover, many types of quantum computing hardware require delicate and expensive cryogenic isolation systems just to maintain stability, which makes it difficult for users to interact with quantum computing systems. While quantum computing is generally still used for research and science experiments, the user community is demanding greater capabilities from quantum systems, leading to frustration and comparisons to the similar market characteristics faced by artificial intelligence in its early days – high expectations but low performance results.

QCI’s acquisition of QPhoton, combined with QCI’s significant IP work that culminated in the development of the Company’s Qatalyst software, enables the Company to currently offer room temperature quantum computation systems through cloud services now, as well as affordable, turn-key products in the future. This combination of quantum hardware and software will address the steep learning curve and highly particular skillsets generally associated with quantum information processing, which have historically represented significant barriers to adoption for companies and government entities looking to leverage novel quantum computing capabilities to solve problems.

For the past 45 years or so, silicon-based processor manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently, the computer processor industry has found it increasingly difficult to offer faster, more powerful processors due to fundamental physical effects limiting further size reduction of transistors, according to We’re not prepared for the end of Moore’s Law, MIT Technology Review, February 2020; https:// www.technologyreview.com/2020/02/24/905789/ (Information contained on, or that can be accessed through, this website is not incorporated by reference in this prospectus, and you should not consider information on this website to be part of this prospectus). Despite this progress in transistors and computing power, many of the world’s most important computational problems are still considered impractical to solve with classical computers of today and the foreseeable future.

With this in mind, quantum computing represents a potential alternative approach to the hard limits now being approached by conventional computers that utilize silicon-based processors. This is because quantum computers apply the properties of quantum physics to operate in a fundamentally different way. Classical computer chips use binary bits (ones and zeros) to represent information. Quantum computers utilize qubits, which leverage some of the properties of quantum physics to potentially process computations that would otherwise be intractably difficult using classical computers.

Research suggests that quantum computers may be ideally suited to run optimization algorithms, where further advancements in approaches and quantum computing hardware could result in computational benefit over currently used conventional systems. See Quantum Computing for Finance: Overview and Prospects, https://www.sciencedirect.com/science/article/pii/S2405428318300571 (Information contained on, or that can be accessed through, this website is not incorporated by reference in this prospectus, and you should not consider information on this website to be part of this prospectus). The ability to solve challenging computational problems in a reasonable period of time is of particular interest in compute-heavy fields that include, but are not limited to: big data, artificial intelligence, healthcare, and cybersecurity. We believe these are natural markets for quantum computing, due to the immense compute power required to process large data sets, which have experienced rapid growth in size and complexity in recent years.

Products and Products in Development

Qatalyst

QCI’s evolution into full-stack quantum computing company was enabled by the prior creation of its Qatalyst software. The Qatalyst development platform is QCI’s answer to the broader industry’s current approach to quantum software development, which relies on highly trained scientists working with SDK’s at the circuit level, which is analogous to programming in assembly language. Unlike SDK’s, which require deep level quantum expertise to create quantum workflows, Qatalyst is not a tool kit, but a complete platform. Qatalyst enables developers to create and execute quantum-ready applications on conventional computers, while also being ready to run on multiple quantum computers. Qatalyst performs the complex problem transformations necessary to be executed on a variety of quantum processor platforms today. Users can call upon the same Qatalyst APIs (Application Programming Interfaces) on conventional computers to achieve optimization performance advantages using our cloud-based solution.

Qatalyst dramatically reduces the required time, and the associated costs, for obtaining results from both conventional and quantum computers. It accelerates performance and results on classic and quantum computers, with no additional quantum programming or quantum computing expertise required. Qatalyst manages the workflow, optimizations, and results, without any further intervention by the user. Qatalyst provides a unique advantage to reduce applications development risks and costs by eliminating the need for scarce high-end quantum programmers. Building a quantum program with an SDK is time consuming and the resulting program must be updated constantly as QPUs evolve and change, resulting in significant development costs. Qatalyst automatically optimizes the same problem submitted by a subject matter expert (“SME”) for multiple quantum and classical processors. With Qatalyst, users only have to learn to use six API calls, which can be learned in a day by most programmers. Instead of spending months or years developing new applications and workflows requiring complex and extremely low-level coding with SDKs, users, workflows or applications can immediately submit a problem to Qatalyst within a day, using the same familiar constructs they use right now, via the Qatalyst API. Users have utilized Qatalyst’s simple API and familiar constructs to solve their first complex problem within a week, as compared to the 6-12 months associated with quantum software toolkits.

Qatalyst is integrated with the Amazon Web Services (AWS) cloud-based Braket service (“AWS Braket”), which offers access to multiple Quantum Processing Units (“QPUs”) including Rigetti and IonQ. Qatalyst also integrates directly with IBM’s QPUs and with QCI’s own EQC and RQC systems. By using Qatalyst, users can run their applications on any or all of the available QPUs by merely selecting which QPU they prefer to run on based on the desired performance results of the application.

In addition, Qatalyst contains QCI’s proprietary QGraph and QAmplify tools. QGraph is a powerful transformation engine that enables SMEs to submit and analyze graph models as part of their complex optimizations. QGraph accepts familiar graph models and functions including Clique Cover, Community Detection and Partitioning. QAmplify is a patented software technology that expands the processing power of any current quantum computer by as much as twenty times. QAmplify is capable of supercharging any quantum computer to solve real-world realistic business problems, and is designed to work on gate model quantum computers as well as quantum annealers.

Entropy Quantum Computer

The core of QCI’s hardware offering is the Entropy Quantum Computer (EQC). The EQC leverages the principle of open quantum systems. The EQC differs substantially from today’s Noisy Intermediate Scale Quantum (NISQ) computers offered by most of our competitors. Quantum systems are naturally “open”, meaning, they inevitably interact with their surrounding environment. However, as a result of these interactions, the wavefunctions describing those systems collapse, which is the point where quantum information is lost and the NISQ system “decoheres” which causes significant processing challenges for NISQ architectures.

The EQC works by coupling photonic states to their surrounding environment (the Entropy), including quantum fluctuations of the electromagnetic vacuum. This approach runs completely counter to those being developed with other atom / ion-based NISQ systems.

The quantum vacuum fluctuations are ubiquitous and can be used to capture every possible outcome in a very large system with many configurations, simultaneously, making the approach ideal for fast and accurate computations in optimization problems.

Today’s NISQ computers are designed to produce closed quantum systems in pristine quantum states that are isolated from the environment, but there is a significant engineering cost to protect quantum information from the environment to eliminate noise. This is why NISQ quantum computers usually require cryogenic cooling, pure vacuum, vibration isolation and electromagnetic shielding. Those requirements introduce high cost, complex maintenance, and ongoing stability issues.

Our EQC machines are not subject to those environmental isolation requirements and can function effectively in normal device settings (desktop or rack sizes, room temperature, battery-powered, turn-key, etc.). In addition to the Company’s announcement of Dirac 1, our first commercially-available EQC, QCI plans to release a series of additional EQC products starting in 2023. This family of products will include next generations of EQC that further expand the scale and capabilities of the EQC to broader, larger, and more complex optimization problems. Developing this family of products will involve improving the size and capacity of the EQC machines by continuing to innovate in the number, quality and operational fidelity of the qubits. This will include developing technology that operates using quantum digits (“qudits”) instead of quantum bits (“qubits”). A qudit-based computer may prove better at tackling complex problems than qubit-based computers, and may allow more computational power with fewer components.

EQC Subscription Service

The combination of the Entropy Quantum Computer and Qatalyst has enabled QCI to launch its cloud-based quantum computing solutions on a subscription basis. Subscriptions are offered on an annual, quarterly, and proof of concept (short term) basis with discounts provided for multiyear commitments. Subscription prices are based on the expected usage from each customer. A dedicated system subscription (currently offered as the “Dirac Dedicated Subscription”), is also available that provides unlimited usage within the SLA included in our agreement. QCI anticipates that our subscription service will be competitive with the quantum computing subscription services offered by our competitors, such as IBM, IonQ and Quantinuum. However, we believe our subscription service will offer significant computational advantage that will differentiate it from our competitors.

The Dirac Dedicated Subscription will provide a customer with exclusive use of a Dirac EQC system from our datacenter without ever having to wait for other users to complete their work nor having to worry about the time it will take to solve their problem.

QCI is also offering potential clients the opportunity to run problems on our EQC on an hourly-rate basis to demonstrate our computational value prior to entering into a longer subscription. Our Dirac Introductory Rate, which can be used for proof of concept evaluation, is an example of when this rate may apply.

Some companies utilize a per transaction-based model. Quantum computers typically use “shots” (a shot is a single processing submission or ‘run’) to measure usage on their machines and per shot models typically cost a small fraction of a cent. Most quantum problems require hundreds of thousands of shots. While the cost per shot is very low, the cost to solve a problem can quickly rise to hundreds or thousands of dollars. AWS is one of the larger “per shot” providers utilizing their AWS Braket services for companies including IonQ, Rigetti, Oxford Quantum Circuits, and QuEra.

Usage of the Dirac EQC is done using a problem solution model, which is different from most other quantum computers. Rather than measure the number of shots made by our system; we solve the problem by finding the lowest ground state energy and measure the completion of the solution in the number of seconds or minutes it takes to complete solving the problem. While subscription sales will be the primary strategy moving forward – we have not ruled out providing a per usage-based model by partnering with ‘per shot” providers such as AWS Braket and Strangeworks.

Initially the EQC subscription services will all be hosted at the Company’s data center in Hoboken, New Jersey. As usage grows, we may utilize other data centers including Amazon Web Services (AWS) for datacenter services. Many large computing and datacenter companies like, Google and Microsoft also sell access to third party Quantum Computers over their networks on a commission basis. While we are focused on selling subscriptions on Dirac in our own datacenter, there may be a time where we also provide subscriptions through Google, Microsoft, and Amazon through their Marketplaces.

In addition to shared subscription services and dedicated subscription services, we intend in the future to provide to customers an on-premise implementation of the Dirac EQC as customer demand grows and our service organization matures. There are multiple markets which will require this type of delivery including: the United States Government, United States Military and European Financial Organizations, where European laws require customer data to be always be in the control of the financial institutions. There are only a few on premise implementations of quantum computers today and they require commitments of tens of millions of dollars. While pricing has not been determined for the Dirac on-premise implementation, we expect it will be very competitive with the few on-premise quantum implementations available today from other firms.

As a full stack quantum solutions provider, while selling subscriptions in some manner to Dirac EQCs will be the cornerstone of our business model, providing professional services or quantum solutions support will likely be needed in many cases, especially in the beginning of a customers’ quantum journey. We partner today with large management consulting companies as a way to scale our business and we expect that consulting partners will continue to grow in numbers and as a percentage of our customers. In addition, we plan to always provide a Quantum Solutions offering for customers that prefer to work directly with a full stack provider and customers who are using cutting edge technologies that may not have become supported yet by our consulting partners.

As we evolve the LiDAR and sensing systems, imaging systems, and quantum-secured networking technologies into products, the models described above will be reused to evaluate the best pricing and routes to market for each new product. Some will likely use the existing direct sale model that we are using for Dirac, some may use an OEM model for inclusion in other companies’ products, and others may be sold through 1 or 2 tier distribution. Each product will be evaluated for the best route to market to maximize the shareholder value based upon their individual product attributes.

Reservoir Quantum Computer (RQC)

Reservoir computing is a framework for computation derived from recurrent neural network theory, which maps input signals into higher dimensional computational spaces through the dynamics of a fixed, highly non-linear and complex system called a reservoir. The input signal is fed into the reservoir, which is treated as a “black box”. A simple readout mechanism is trained to read the state of the reservoir and convert it to the desired output. There are several key benefits to this framework. The first key benefit of this framework is that training is performed only at the readout stage, as the reservoir dynamics are fixed. This makes the data training process very fast, since there is no recursive back projection of trained data through the reservoir. The second is that the computational power of naturally available systems, both classical and quantum mechanical, can be conveniently utilized to reduce the effective computational cost. The third is to significantly reduce the total power consumption, by off-loading complex and costly kernel functions to optics domains to achieve speed-of-light processing with extreme parallelism, ultralow power, and nearly no heat deposition. We plan to release a hybrid photonic-electronic machine for reservoir computing in late 2022, which will be made available through the Qatalyst platform.

Quantum Photonic Applications

The acquisition of QPhoton has broadened the Company’s technology portfolio and enables us to develop a group of closely related products based on a common core photonic technology. Products in development include:

Quantum Photonic Applications

The acquisition of QPhoton has broadened the Company’s technology portfolio and enables us to develop a group of closely related products, such as the EQC and RQC, based on our common core photonic technology. Products in development include:

Quantum Optical Chips

Optical chips will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. The Company is actively working on the specification and design for a dedicated quantum optical chip fabrication facility to develop and produce Lithium Niobate optical chips (“Quantum Chips”) for quantum information processing and other single photon detection and sensing applications. The Company believes there is an opportunity to benefit from the recently authorized CHIPS Act and will take steps to establish a U.S.-based chip facility in 2023. The Company is evaluating multiple options for a facility site, as well as potential federal, state and regional funding incentives to help finance the project and advance quantum technology innovation, but has not made a final decision. Construction of such a fabrication facility for the Quantum Chips may take several years and there is no assurance that the Company will be able to raise the necessary funding.

Quantum Imaging

One of the most exciting opportunities in development involves leveraging the ability to count single photons and filter their associated wave functions precisely to obtain optical imaging through otherwise opaque and dense materials. At a minimum, quantum imaging will be a powerful supplement to modern reconstructed computerized tomography (CT) imaging applications, where tissue damage from high energy radiation can and needs to be avoided. Optical chips will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. When all of the critical optical components can be “embedded” on a fully integrated chip, the efficiency and fidelity of the photonic quantum technologies will be fully realized. A prototype has been built and is currently undergoing testing by the Company.

Cybersecurity – Quantum Networks and Quantum Authentication

The Cybersecurity field has been aware for some time of the potential threats and benefits of quantum computing resulting from the expectation that quantum computers will eventually have the capability to can “break” any of the currently utilized non-quantum-based encryption methods. However, effective cybersecurity goes well beyond encryption for protection. Effective cybersecurity requires a holistic approach to protecting the enterprise. The Company believes that our quantum computing capabilities may have applications in encryption. However, initially we are applying our quantum technologies to create secure transport layers (quantum networks) and endpoints (quantum authentication) which will contribute greatly to the cybersecurity domain, beyond encryption. QCI has several patents in the area of quantum-based technologies for protection of data at rest and in quantum private communication. QCI plans to begin commercial development of quantum networking products in 2023 and partnerships are actively being explored.

Quantum Remote Sensing – QLiDAR

Our Quantum LiDAR (“QLiDAR”) can see through dense fog and provide image fidelity at great distances and through difficult environments such as snow, ice, and water. Once again, by leveraging the power of quantum mechanics and single photon detection, LiDAR systems can be greatly enhanced in their ability to measure at improved resolution and distances as well as extend these photonic signals to applications in vibrometry for material stress analysis, particle size analysis, and potential remote sensing from aircraft, drones and even satellites.

Results of Operations

Three Months Ended September 30, 2022 vs. September 30, 2021

Revenues

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%
Services	37,646	100%	0	0%	100%
Total	$37,646	100%	$0	100.0%	100%

Revenues for the three months ended September 30, 2022 were $37,646 as compared with $0 for the comparable prior year period. There is no revenue comparison for the comparable prior year period because the Company had not yet sold any products or services. All revenue in the current reporting period is derived from professional services provided to multiple commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 was $24,891 as compared with $0 for the comparable prior year period. There is no cost of revenues comparison for the comparable prior year period because the Company had not yet sold any products or services. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Margin

Gross margin for the three months ended September 30, 2022 was $12,755 or 34% as compared with 0% for the comparable prior year period. There is no gross margin comparison for the comparable prior year period because the Company had not yet sold any products or services.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were $6,846,750 as compared with $4,779,988 for the comparable prior year period, an increase of $2,066,762 or 43%. The increase in operating expenses is due in large part to the $644,570 increase in salary expense due to changes in the number and composition of staff, $2,096,240 increase in other SG&A costs, $653,432 increase in research and development expenses related primarily to hiring additional technical staff, offset in part by a $4,639 decrease in consultant and professional services expense, and a $1,322,841 decrease in stock-based compensation compared with the comparable prior year period.

Net Income (Loss)

Our net loss for the three months ended September 30, 2022 was $7,569,280 as compared with a net loss of $4,777,957 for the comparable prior year period, an increase of $2,791,323 or 58%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $241,445 increase in interest expense related to preferred stock dividends and interest on term loan, recorded during the three months ended September 30, 2022 compared with interest expense of $0 during the comparable prior year period.

Nine Months Ended September 30, 2022 vs. September 30, 2021

Revenues

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
(In thousands)	Amount	Mix	Amount	Mix	Change

Products	0	0%	0	0%	0%
Services	$134,370	100.0%	0	0%	0%
Total	$134,370	100.0%	$0	100.0%	0%

Revenues for the nine months ended September 30, 2022 were $134,370 as compared with $0 for the comparable prior year period. There is no revenue comparison for the comparable prior year period because the Company had not yet sold any products or services. Revenue in the current reporting period is derived from professional services provided to multiple commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 was $41,692 as compared with $0 for the comparable prior year period. There is no cost of revenues comparison for the comparable prior year period because the Company had not yet sold any products or services. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Margin

Gross margin for the nine months ended September 30, 2022 was $92,678 or 69% as compared with $0 for the comparable prior year period. There is no gross margin comparison for the comparable prior year period because the Company had not yet sold any products or services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $18,443,966 as compared with $12,501,818 for the comparable prior year period, an increase of $5,942,148 or 48%. The increase in operating expenses is due to the $1,346,326 increase in research and development expenses offset by a $2,444,350 decrease in stock-based compensation expense in the first nine months of 2022 compared with the comparable period in 2021. In addition, changes in the number and composition of staff resulted in a $2,367,269 increase in salary and benefit expenses, $4,576,852 increase in other SG&A costs and a $96,051 increase in consulting expenses compared to the comparable prior year period, largely related to an increased focus on sales and marketing. There was an increase in legal fees of $2,207,895 in the nine months ended September 30, 2022 compared with the comparable period in 2021 due in large part to the costs of the merger with QPhoton.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2022 was $19,807,546 as compared with a net loss of $12,278,422 for the comparable prior year period, an increase of $7,529,124 or 61%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $1,501,445 increase in interest expense related to dividends and amortization of the Original Issue Discount for the Series A Convertible Preferred Stock, Warrants and Investor Note, and interest accrued on loans, recorded during the nine months ended September 30, 2022 compared with interest expense of $0 during the comparable prior year period, and $218,371 decrease in other income associated with the forgiveness of the SBA PPP Loan during the three months ended September 30, 2021.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $27,759,904 through private placement of equity and $12,633,000 through private placements of Convertible Promissory Notes and other debt for a total of $40,392,904 in new investment. The Company has no line of credit, and $8,250,000 in short and long-term debt obligations outstanding. As of September 30, 2022, the Company had cash and equivalents of $10,381,376 on hand.

The following table summarizes total current assets, liabilities and working capital at September 30, 2022, compared to December 31, 2021:

	September 30, 2022	December 31, 2021	Increase/(Decrease)
Current Assets	$10,794,907	$17,221,654	$(6,426,747)
Current Liabilities	$3,626,151	$1,082,298	$2,543,853
Working Capital (Deficit)	$7,168,756	$16,139,357	$(8,970,601)

At September 30, 2022, we had working capital of $7,168,756 as compared to working capital of $16,139,357 at December 31, 2021, a decrease of $8,970,601. The decrease in working capital is primarily attributable to the use of cash to pay for operating expenses, capital investments, including the Note Purchase Agreement with QPhoton, and the costs relating to the merger with QPhoton.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $11,565,125 and $4,863,392, respectively. The net loss for the nine months ended September 30, 2022 and 2021, was $19,807,546 and $12,278,422, respectively.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 were $86,237,313 and $11,415. The increase in investment in the current period is primarily due to the merger with QPhoton.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $91,445,157 compared with $111,567 during the same period of 2021. Cash flows provided in financing activities during the nine months ended September 30, 2022 were attributable to the acquisition of QPhoton, the amortization of the original issue discount for the Series A Convertible Preferred stock, and the Streeterville Unsecured Note. The cash flow provided by financing activities during the period ended September 30, 2021 was primarily attributable to issuance of common stock for the exercise of options and the exercise of warrants.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During the first nine months of 2022, we have funded our operations primarily through the use of cash on hand. As of November 11, 2022, we had cash on hand of approximately $8,556,768. We have approximately $94,772 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2022 and for fiscal 2021, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Critical Accounting Estimates

We have identified the following critical accounting estimates. An accounting estimate is “critical” if it (a) requires Company management to make assumptions about matters that are highly uncertain at the time of the estimate, and also (b) Company management reasonably could have used different estimates in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

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

BV Advisory Partners, LLC (“BV Advisory”) was a shareholder of QPhoton, Inc. (“QPhoton”) immediately prior to the Company’s acquisition of QPhoton. On October 13, 2022 BV Advisory filed a petition in Delaware Chancery Court seeking appraisal rights on the shares of Common Stock of QPhoton (which shares represented 10% of the shares of Common Stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

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

On August 15, 2022, BV Advisory Partners, LLC (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). The Plaintiff is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between the Plaintiff and QPhoton, Inc., the predecessor in interest to Qphoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc. The Company believes that the Plaintiff’s claims have no merit and intends to defend itself vigorously. Moreover, the Company believes that numerous alleged facts and characterizations set forth in the Plaintiff’s complaint are false, misleading and intentionally designed to damage the Company’s reputation, and the Company categorically rejects those alleged facts and characterizations. The Plaintiff’s key principal, Keith Barksdale, misrepresented his role with QPhoton, Inc. during the early stages of the Company’s negotiations with respect to the acquisition of QPhoton. The Company believes that Mr. Barksdale misrepresented his role in order to arrogate to Plaintiff and related parties an undue portion of the consideration payable to QPhoton’s stockholders. In addition to defending itself vigorously against the allegations in the Lawsuit, the Company is evaluating its rights and remedies against the Plaintiff and related parties.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no additional other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Form of Promissory Note	8-K	4.1	09/28/2022
10.1	Note Purchase Agreement, dated September 23, 2022, by and between Quantum Computing, Inc. and Streeterville Capital, LLC	8-K	10.1	09/28/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
99.1	Audited consolidated financial statements of QPhoton, Inc. as of and for the years ended December 31, 2021 and 2020, together with the related notes to the consolidated financial statements.	8-K/A	99.1	09/02/2022
99.2	Unaudited condensed consolidated financial statements of QPhoton, Inc. as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2021 and 2020 together with the related unaudited notes to the condensed financial statements.	8-K/A	99.2	09/02/2022
99.3	Unaudited Pro Forma Combined Financial Statements of Quantum Computing Inc. as of March 31, 2022 and for the year ended December 31, 2021.	8-K/A	99.3	09/02/2022
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: November 14, 2022	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer