Form 10-K
period 2022-12-31
Quantum Computing Inc.
filed 2023-03-30
CIK 1758009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission File Number: 001-40615

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $59,860,396.26 based on the closing price of $2.38 per share of Quantum Computing, Inc. common stock as quoted on the NASDAQ Market on that date.

As of March 28, 2023, there were 60,496,062 shares of the registrant’s common stock issued and outstanding.

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

ITEM 1. BUSINESS.

History

Quantum Computing Inc.’s (“QCI” or the “Company”) predecessor company was incorporated in the State of Nevada on July 25, 2001, as Ticketcart, Inc. Ticketcart’s original business plan involved in the sale of ink-jet cartridges online. Ticketcart offered remanufactured and compatible cartridges for Hewlett-Packard, Epson, Lexmark, and Canon inkjet printers. On July 25, 2007, Ticketcart, Inc. acquired Innovative Beverage Group, Inc. and changed its name to Innovative Beverage Group Holdings, Inc. (“IBGH”) to better reflect its business operations at the time which was beverage distribution and product development. In 2013, IBGH ceased operations. On May 22, 2017, one of IBGH’s shareholders, William Alessi (the “Plaintiff”), filed suit against the Company alleging “(1) fraud; and (2) breach of fiduciary duties of care, loyalty and good faith to the Corporation’s shareholders.” Mr. Alessi’s complaint alleged that the officers and directors of IBGH had abandoned it and allowed the Company’s assets to be wasted, causing injury to the Company and its shareholders. Mr. Alessi sought damages of $30,000 for each claim, plus reimbursement of filing costs of $1,000, and the appointment of a Receiver for IBGH.

On August 28, 2017, the North Carolina Court, Superior Court Division (the “North Carolina Court”), entered a default judgment for Plaintiff and appointed an exclusive Receiver (the “Receiver”) over IBGH. The default judgment provided that IBGH was (i) to issue to the Plaintiff 18,500,000 shares of free-trading stock without registration under Section 3(a)(10) of the Securities Act of 1933, as amended, (ii) issue 100,000,000 shares of stock to Innovative Beverage Group Holdings, Inc.’s treasury, and (iii) that the receivership be terminated upon any change of control, and that any and all claims against IBGH that were not submitted to the Receiver as of September 16, 2017, were disallowed. On October 4, 2017 the Receiver filed Articles of Incorporation in North Carolina for Innovative Beverage Group Holdings, Inc., a wholly-owned subsidiary of the Company, (“IBGH North Carolina”). On October 26, 2017, Innovative Beverage Group, Inc. redomiciled to North Carolina.

On January 22, 2018, while IBGH was in receivership, IBGH (acting through the court-appointed receiver in her capacity as acting CEO and sole Director of the Company) sold the 100,000,000 treasury shares (which became 500,000 shares of the Company common stock following a reverse stock split) (the “IBGH Shares”) of its common stock to Convergent Risk Group (“CRG”, or “Convergent Risk”), an entity owned and operated by Convergent Risk’s Chief Executive Officer, Robert Liscouski, for $155,000. This sale gave CRG voting control of IBGH. On February 21, 2018, by written consent of the majority shareholder (Convergent Risk), Mr. Robert Liscouski (the Chief Executive Officer of Convergent Risk) and Mr. Christopher Roberts were elected as members of the Company’s Board of Directors. Mr. Liscouski was simultaneously elected as Chairman of the Board. The majority shareholder also directed the Company to take the necessary action to change its domicile from North Carolina to Delaware and change its name to Quantum Computing Inc. On February 21, 2018, IBGH filed Articles of Conversion in North Carolina to convert the Company to a Delaware corporation with the name changed to Quantum Computing Inc. On February 22, 2018, IBGH filed a Certificate of Conversion in Delaware to convert to a Delaware corporation with the name changed to Quantum Computing Inc. and re-domiciled to the state of Delaware on February 23, 2018.

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

Quantum computing is believed to be a potential solution to the hard limits now being approached by conventional computers that utilize silicon-based processors. The date of practical relevance of quantum computers is hard to determine. We believe quantum availability has begun and that conservatively quantum computers with gradually increasing performance will be introduced by multiple vendors over the course of the next decade.

Additionally, conventional computers are known to struggle with optimization problems known as NP-complete problems, which are a class of mathematical problems that can, in principle, be solved by conventional computers, with that caveat that the time to solution will grow exponentially with the size of the problem. These NP-complete problems require complex calculations, which cannot currently be performed within any reasonable amount of time using conventional computer systems for problem sizes relevant to many industrial and government applications. Research suggests that quantum computers may be ideally suited to solve optimization problems of this type.

The Company

Quantum Computing Inc. is a full-stack quantum solutions company. Our mission is to be the democratizing force that brings quantum solutions to business, academia, government, and ultimately individual users. Our solutions enable subject matter experts (SMEs) and end users to get answers to critical business problems today, using the computing solutions that best deliver those results.

Since our formation in 2018, the Company has focused on providing software tools and applications for several commercially available quantum computers and we remain committed to that goal. However, following the June 2022 merger with QPhoton, Inc. (“QPhoton”) and its associated intellectual property and engineering team, the Company is now able to provide full-stack quantum information services.

The core of our quantum information services today is our Entropy Quantum Computing (EQC) technology. We have built room-temperature, photonic quantum information processing systems underpinned by a series of patented and patent pending technologies. We believe this will enable us to develop and produce multiple generations of quantum information processors with increasing computational power, capacity, and speed, as well as the eventual hardware miniaturization. Such systems are expected to deliver compelling performance advantages over classical computational machines and will eventually be able to solve complex problems more effectively and efficiently in terms of scalability, power consumption, and cost compared with current high-performance computing technology. Our technology, supported by professional services through our “Quantum Solutions” offering, helps our clients benefit from the technology today.

In addition, our leading-edge photonic technology and engineering teams will enable QCI to continue to enhance quantum LIDAR and sensing systems, imaging systems, quantum-secured network solutions, and photonic quantum chips. Several of these important technologies are already in early stages of commercialization.

Our short-term core business model is based on generating revenue from selling access to our advanced quantum data processing systems via the cloud, with the long-term model focused on selling desktop or rack-sized quantum devices and systems to commercial and individual users. We currently offer access to our quantum computing machines via our own in-house cloud service and plan to eventually offer access through other commercial service providers.

In the near term, we plan to generate revenue from our “Quantum Solutions” team, collaborating directly with customers to take them from problem formulation to solution. This end-to-end support empowers a spectrum of clientele, from users with little to no experience in quantum processing to advanced users capable of independent problem formulation and execution through the service.

The Company already produces its own lithium niobate nanophotonic circuits and has plans to scale production to meet projected demand. The Company has announced plans to construct and operate a new state-of-the-art quantum nanophotonics technology manufacturing and research center, which we believe could be the world’s first dedicated quantum-photonic chip manufacturer. The plan for the facility is to produce a range of lithium niobate nanophotonic circuits for internal use in our own product lines and for general sale in the market. This initiative is expected to benefit from the US CHIPS and Science Act of 2022 (the "CHIPS Act"), which allocates $52 billion for the revitalization and onshoring of semiconductor manufacturing in the U.S. The CHIPS Act funding includes $39 billion in manufacturing incentives and $13 billion to support new research and development.

QCI is focused on providing integrated quantum information gathering, transmission, and processing solutions, including both the user interface software and the quantum hardware. With our proprietary full-stack technologies that are designed using our solution-oriented system architectures, we believe we will have a competitive advantage in the market. With an integrated engineering team working across multiple quantum technology domains, we believe we are uniquely positioned to leverage our expertise in software, hardware, and nanophotonic circuits to develop quantum services and products, from quantum chip design and manufacturing through cloud delivery and eventually sales of hardware systems. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum machines.

Our Strategy

QCI’s strategy has evolved to become a full stack quantum solutions company, with products and services available in the market today. When QCI was formed several years ago, quantum computing was a fundamentally new paradigm compared with conventional computing, requiring a new and highly technical set of skills to create the hardware and software to drive quantum results. The pool of people with those skills is limited and in high demand. In addition, the predominant quantum computer programming approach, using one or more software development toolkits (“SDK’s”) to create a quantum computing program was and continues to be today, slow and costly, and therefore poorly suited for non-quantum experts attempting to solve real world problems. Moreover, many types of quantum computing hardware require delicate and expensive cryogenic isolation systems just to maintain stability, which makes it difficult for users to interact with quantum computing systems. While quantum computing is generally still used mainly at universities and laboratories for research and science experiments, a larger user community is emerging, demanding greater capabilities from quantum systems, leading to frustration and comparisons to the similar market characteristics faced by artificial intelligence in its early days – high expectations but low performance results.

QCI’s merger with QPhoton, combined with QCI’s significant IP work that culminated in the development of the Company’s Qatalyst software, enables the Company to offer room temperature quantum computation systems through cloud services today, as well as affordable, turn-key products in the future. This combination of quantum hardware and software will address the steep learning curve and highly particular skillsets generally associated with quantum information processing, which have historically represented significant barriers to adoption for companies and government entities looking to leverage novel quantum computing capabilities to solve problems.

Market Opportunity

For the past 45 years or so, silicon-based processor manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently, the computer processor industry has found it increasingly difficult to offer faster, more powerful processors due to fundamental physical effects limiting further size reduction of transistors, according to We’re not prepared for the end of Moore’s Law, MIT Technology Review, February 2020; https:// www.technologyreview.com/2020/02/24/905789/ (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report). Despite this progress in transistors and computing power, many of the world’s most important computational problems are still considered impractical to solve with classical computers of today and the foreseeable future.

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

Research suggests that quantum computers may be ideally suited to run optimization algorithms, where further advancements in approaches and quantum computing hardware could result in computational benefit over currently used conventional systems. See Quantum Computing for Finance: Overview and Prospects, https://www.sciencedirect.com/science/article/pii/S2405428318300571 (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report). The ability to solve challenging computational problems in a reasonable period of time is of particular interest in compute-heavy fields that include, but are not limited to: big data, artificial intelligence, healthcare, and cybersecurity. We believe these are natural markets for quantum computing, due to the immense compute power required to process large data sets, which have experienced rapid growth in size and complexity in recent years.

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

Qatalyst is integrated with the Amazon Web Services (AWS) cloud-based Braket service (“AWS Braket”), which offers access to multiple Quantum Processing Units (“QPUs”) including Rigetti, Oxford Quantum Circuits and IonQ, QuEra, and Xanadu. Through AWS Braket Qatalyst supports QPUs from Rigetti, Oxford Quantum Circuits and IonQ. Qatalyst also integrates with our own Dirac-1 (EQC-1) and Dirac-2 (EQC-2) systems. By using Qatalyst, users can run their applications on any or all of the available QPUs by merely selecting which QPU they prefer to run on based on the desired performance results of the application.

In addition, Qatalyst contains QCI’s proprietary optimization problem solvers and QGraph and QAmplify tools. Qatalyst supports a variety of input formats for optimization problems to be solved on quantum computers including objective-and-constraints, Hamiltonian, and Quadratic Unconstrained Binary Optimization (QUBO) formats.  QGraph is a powerful transformation engine that enables SMEs to submit and analyze graph models as part of their complex optimizations. QGraph accepts familiar graph models and functions including Community Detection and Partitioning. QAmplify is a patented software technology that can expand the processing power of a quantum computer, primarily by spreading the problem over multiple small computers. QAmplify is designed to work on gate model quantum computers as well as quantum annealers.

Entropy Quantum Computer

The core of QCI’s hardware offering is the Entropy Quantum Computer (EQC). The EQC leverages the principle of open quantum systems. The EQC differs substantially from today’s Noisy Intermediate Scale Quantum (NISQ) computers offered by most of our competitors. Quantum systems are naturally “open”, meaning, they inevitably interact with their surrounding environment. However, as a result of these interactions, the wavefunctions describing those systems collapse, at which point the quantum information is lost and the NISQ system “decoheres” which causes significant processing challenges for NISQ architectures.

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

Some companies utilize a per transaction-based model. Quantum computers typically use “shots” (a shot is a single processing submission or ‘run’) to measure usage on their machines and per shot models typically cost a small fraction of a cent for each shot. Most quantum problems require hundreds of thousands of shots. While the cost per shot is very low, the cost to solve a problem can quickly rise to hundreds or thousands of dollars.  AWS is one of the larger “per shot” providers utilizing their AWS Braket services for companies including IonQ, Rigetti, Oxford Quantum Circuits, and QuEra.

Usage of the Dirac EQC is done using a problem solution model, which is different from most other quantum computers. Rather than measure the number of shots made by our system; we solve the problem by finding the lowest ground state energy and measure the completion of the solution in the number of seconds or minutes it takes to complete solving the problem. While subscription sales will be the primary strategy moving forward – we have not ruled out providing a per usage based model by partnering with ‘per shot” providers such as AWS Braket and Strangeworks.

Initially the EQC subscription services are hosted at the Company’s data center in Hoboken, New Jersey. As usage grows, we may utilize other data centers including Amazon Web Services (AWS) for datacenter services. Many large computing and datacenter companies like, Google and Microsoft also sell access to third party Quantum Computers over their networks on a commission basis. While we are focused on selling subscriptions on Dirac in our own datacenter, there may be a time where we also provide subscriptions through Google, Microsoft, and Amazon through their Marketplaces.

In addition to shared subscription services and dedicated subscription services, we intend in the future to provide to customers an on-premise implementation of the Dirac EQC as customer demand grows and our service organization matures. There are multiple markets which will require this type of delivery including the United States Government, United States Military and European Financial Organizations, where European laws require customer data to be always be in the control of the financial institutions. There are only a few on premise implementations of quantum computers today and they require commitments of tens of millions of dollars. While pricing has not been determined for the Dirac on-premise implementation, we expect it will be very competitive with the few on-premise quantum implementations available today from other firms.

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

As we evolve the LiDAR and sensing systems, imaging systems, and quantum-secured networking technologies into products, the models described above will be evaluated to select the best pricing and routes to market for each new product. Some will likely use the existing direct sale model that we are using for Dirac, some may use an OEM model for inclusion in other companies’ products, and others may be sold through 1 or 2 tier distribution. Each product will be evaluated for the best route to market to maximize the shareholder value based upon their individual product attributes.

Quantum Photonic Applications

The merger with QPhoton has broadened the Company’s technology portfolio and enables us to develop a group of closely related products to EQC, based on our common core photonic technology. Products in development include:

Quantum Optical Chips

Optical chips will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. The Company is actively working on the specification and design for a dedicated quantum optical chip fabrication facility to develop and produce Lithium Niobate optical chips (“Quantum Chips”) for quantum information processing and other single photon detection and sensing applications. The Company believes there is an opportunity to benefit from the recently authorized CHIPS Act and will take steps to establish a U.S.-based chip facility in 2023. The Company is evaluating multiple options for a facility site, as well as potential federal, state and regional funding incentives to help finance the project and advance quantum technology innovation. Construction of such a fabrication facility for the Quantum Chips may take several years and there is no assurance that the Company will be able to raise the necessary funding

Quantum Imaging

One of the most exciting opportunities in development involves leveraging the ability to count single photons and filter their associated wave functions precisely to obtain optical imaging through otherwise opaque and dense materials. Quantum imaging has the potential to be a powerful supplement to modern reconstructed computerized tomography (CT) imaging applications, where tissue damage from high energy radiation can and needs to be avoided. Optical chips will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. When all of the critical optical components can be “embedded” on a fully integrated chip, the efficiency and fidelity of the photonic quantum technologies will be fully realized. A prototype quantum imaging system has been built and is currently undergoing testing by the Company.

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

Quantum Remote Sensing – QLiDAR

Our Quantum LiDAR (“QLiDAR”) can see through dense fog and provide image fidelity at great distances and through difficult environments such as snow, ice, and water. Once again, by leveraging the power of quantum mechanics and single photon detection, LiDAR systems can be greatly enhanced in their ability to measure at improved resolution and distances as well as extend these photonic signals to applications in vibrometry for material stress analysis, particle size analysis, and potential remote sensing from aircraft, drones and even satellites. QCI’s commercial development of QLiDAR applications commenced in early 2023 and partnerships are actively being explored.

Industry Overview

We operate in the large and global high-performance computing industry, which is comprised of hardware, software, and services for compute intensive applications. The rapid adoption of technologies such as artificial intelligence, 3D imaging, and the Internet of Things (IoT), have served to exponentially increase the generation of data, driving up the demand for high-performance computing. Estimates of the size of this industry vary, but according to Grand View Research, the High-Performance computing market was valued at $39.1 billion in 2019 and is expected to reach a value of $53.6 billion by 2027, see Grand View Research - High Performance Computing Market Size Worth $53.6 Billion By 2027,  https://www.grandviewresearch.com/press-release/global-high-performance-computing-hpc-market (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report). The high-performance computing market is important for many industries, including, but not limited to: IT, aerospace, healthcare, automotive, and e-commerce. Examples of compute intensive applications include optimization, data management, analytics, and complex modeling. Quantum computing is expected to be relevant for similar verticals and applications. According to a report from Allied Market Research, the global enterprise quantum computing market size was valued at $1.3 billion in 2020, and is projected to reach $18.3 billion by 2030, growing at a CAGR of 29.7% from 2021 to 2030, according to a published report on the enterprise quantum computing market at https://www.alliedmarketresearch.com/enterprise-quantum-computing-market (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report). While the current quantum computing market comprises a fraction of the broader High-Performance computing market, it is expected that quantum computers will unlock new applications that are unlikely to be addressable by existing High-Performance computers comprised of leveraging classical processing units.

Quantum computing is a nascent and rapidly developing technology ecosystem that has shown promise in delivering potentially disruptive computing capabilities. We believe quantum computing’s immense compute capabilities qualify it as a subset of High-Performance Computing. As quantum computing hardware continues to advance, we expect a corresponding growth in demand for software capable of leveraging the compute capabilities of quantum computing hardware. We are developing quantum computing systems as well as hardware agnostic software capable of delivering high-performance computing capabilities to various industries while mitigating dependency risks that may emerge from a dominant quantum computing hardware vendor. As an early participant in this rapidly growing ecosystem, we believe we are well-positioned to capture and drive a meaningful amount of this category growth. We believe there is further potential upside from quantum computing and technology more broadly opening up new markets not captured in traditional high-performance computing market size estimates.

Competition

The quantum computing industry is highly competitive and rapidly evolving, and will likely remain so for the foreseeable future. As this industry continues to grow and mature, we expect a continued influx of new competitors, products, hardware advances, and new concepts to emerge that can dramatically transform the industry and our business. Due to the high price point of quantum computing hardware today, novel business models may emerge to adapt to consumer preferences in the high-performance computing industry. Our ability to evolve and adapt rapidly over an extended period of time will be critical in remaining competitive. We perform a broad range of research and development efforts to identify and position for the changing demands of future customers and users, industry trends, and competitive forces.

According to research conducted by The Quantum Insider (https://thequantuminsider.com/data), there are over 700 companies working in various aspects of quantum technology, with approximately 400 of these having a pure play focus on quantum computing, according to The Landscape of the Quantum Start-up Ecosystem, October 18, 2022, https://epjquantumtechnology.springeropen.com/articles/10.1140/epjqt/s40507-022-00146-x (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report). In addition, The Quantum Insider has identified approximately 400 quantum academic groups across many universities. These entities range in size from diversified global companies with significant research and development resources such as IBM, Google, Intel, Microsoft, Honeywell and Amazon to recent market entrants such as D-Wave Quantum, Rigetti Computing, IonQ, PsiQuantum, Xanadu and Infleqtion (formerly ColdQuanta), as well as smaller privately funded development stage companies whose narrower product focuses may let them be more effective in deploying resources towards a specific industry demand. In addition, we face competition from large research organizations funded by sovereign nations such as China, Russia, Canada, Australia, the United Kingdom, and the European Union, and we believe additional countries will invest in quantum computing in the future. We will continue to face competition from the existing high performance computing industry using classical (non-quantum) computers.

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

Intellectual Property

Our intellectual property consists of patents, trademarks, and trade secrets. Our trade secrets consist of product formulas, research and development, and unpatentable know-how, all of which we seek to protect, in part, by confidentiality agreements. To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. Federal trademark law protects our registered trademarks. We also rely on the protection of laws regarding unregistered copyrights for certain content we create and trade secret laws to protect our proprietary technology. To further protect our intellectual property, we enter into confidentiality agreements with our executive officers and directors.

Trademarks

The Company has one registered trademark, “QPhoton,” and has applied for four additional trademarks, all of which are being used in commerce:

●	QAmplify

●	QGraph

●	Qatalyst

●	Dirac

Patents

The Company has one granted United States patent.

Country	Serial No.	Filing Date	Patent No.	Issue Date	Title	Status	Anticipated Expiration Date
USA	17/560,816	12/23/2021	11,436,519	09/06/2022	Machine Learning Mapping for Quantum Processing Units	Granted	12/23/2041

Exclusive License Agreement

QPhoton, LLC has an exclusive license to seven patents issued to the Stevens Institute of Technology, pursuant to the license agreement by and among the Company and The Trustees of The Stevens Institute of Technology (the “Licensor”), dated December 17, 2020. QPhoton, LLC agreed to reimburse the Licensor for patent prosecution expenses in the amount of $125,041 and deliver to the Licensor an annual report and quarterly report pursuant to the terms of the license agreement. As consideration for the license and other rights granted under the license agreement, QPhoton, LLC agreed to pay the Licensor (i) $35,000 upon full execution of the license agreement, (ii) $28,000 each annual anniversary of the effective date of the license agreement, (iii) 9% of the membership units of QPhoton, LLC, and (iv) a royalty of 3.5% of the net sales price of each license product sold or license by QPhoton, LLC and any affiliate and sublicensee. On June 15, 2022, in anticipation of the closing of the QPhoton Merger (as defined below), the Licensor agreed to assign the license agreement to the Company upon consummation of the QPhoton Merger.

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

Encryption

The U.S. government has historically tightly regulated the export of cryptographic technologies under the Arms Export Control Act and the associated International Traffic in Arms regulations (ITAR) as a form of munition. The logic behind the export restrictions is that the ability to secure information has great value to the military and intelligence agencies, and the US Government does not want those technologies sold or distributed to foreign adversaries. These regulations were relaxed in 1996 by executive order, but restrictions are still in place under the Export Administration Act that limit the export of some advanced encryption methods and technologies. Export of commercial encryption products to certain designated countries and terrorist groups is restricted, as are exports of military quality encryption technologies. Restrictions on encryption technology are in place in many other countries but the extent of regulation varies widely from country to country. Domestically, encryption technology is largely unregulated but law enforcement, intelligence and investigative agencies work closely with encryption technology developers to enable the US government to access encrypted data under certain conditions. We believe that quantum encryption and decryption products can be marketed to U.S. government agencies but that export opportunities may be limited. The National Security Agency (NSA) released the “Commercial National Security Algorithm Suite 2.0” (CNSA 2.0) Cybersecurity Advisory (CSA) to notify National Security Systems (NSS) owners, operators and vendors of the future quantum-resistant (QR) algorithms requirements for NSS networks that contain or transfer classified information or are otherwise critical to military and intelligence activities.

Incentives

In December 2018, Congress passed, and President Trump signed, the National Quantum Initiative Act (the “Quantum Act”), which was signed into law on December 21, 2018. The purpose of the Quantum Act is to “ensure the continued leadership of the United States in quantum information science” and to develop a unified national strategy for researching quantum information science. The Quantum Act authorizes a National Quantum Coordination Office inside the White House’s Office of Science and Technology Policy to help coordinate research between agencies, serve as the federal point of contact and promote private commercialization of federal research breakthroughs over the next decade. In addition, President Trump announced the formation of a National Quantum Initiative consisting of key technology companies working in the field of quantum computing. The Company is a member of that Initiative and is also a member of the Quantum Economic Development Council.

The Quantum Act also authorized the creation of five National Quantum Information Science Research Centers within the Department of Energy and research and education centers in the National Science Foundation. The Quantum Act also anticipated the eventual creation of industry standards for QIS development, new research grant funding and increased collaboration with the private sector, to date those standards and industry funding opportunities have not materialized.

In August 2022 Congress passed, and President Biden signed, the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the “CHIPS Act”). The CHIPS Act was designed to address the global computer chip shortage and attract chip manufacturing, and innovation to the United States. The CHIPS Act is a $280 billion spending package aimed at encouraging the growth of the US-based semiconductor industry. To assist in securing the domestic chip supply, the CHIPS Act provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development. The Company is pursuing programs under the CHIPS Act as a potential avenue to finance a photonic chip manufacturing facility.

Recent Developments

QPhoton Merger

On May 19, 2022, the Company, Project Alpha Merger Sub I, Inc., a Delaware corporation (“Merger Sub I”), Project Alpha Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), QPhoton, Inc., a Delaware corporation (“QPhoton”), and Yuping Huang, the principal stockholder of QPhoton (“Dr. Huang”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire QPhoton through a series of merger transactions (collectively with the other transactions contemplated by the Merger Agreement, the “QPhoton Merger”).

On June 16, 2022, the Company, the Merger Subs, QPhoton and Dr. Huang, having met or waived all conditions precedent, consummated the closing for the QPhoton Merger pursuant to the terms of the Merger Agreement (the “Closing”). At the Closing, Merger Sub I merged with and into QPhoton, with QPhoton surviving the merger as a wholly-owned subsidiary of the Company, immediately after which QPhoton merged with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly-owned subsidiary of the Company (subsequently renamed QPhoton LLC). The merger consideration paid to the stockholders of QPhoton (the “Merger Consideration”) consisted of (i) 5,802,206 shares of Common Stock, (ii) 2,377,028 shares of Series B Preferred Stock, and (iii) warrants (the “Warrants”) to purchase up to 7,028,337 shares of Common Stock.

In connection with the QPhoton Merger, the Company and certain securityholders of QPhoton holding more than 50% of the outstanding shares of QPhoton common stock (the “Key QPhoton Stockholders”) entered into a Stockholders Agreement (the “Stockholders Agreement”), pursuant to which, among other things, following the Closing, (i) Dr. Huang (or, if Dr. Huang holds less than a majority of the shares of Common Stock issued in the QPhoton Merger, the holders of a majority of the shares of Common Stock issued in the QPhoton Merger) is entitled to designate three directors for nomination for election to the board of directors of the Company and (ii) each stockholder party to the Stockholders Agreement agrees to vote in favor of and consent to each such designee in connection with each vote taken or written consent executed in connection with the election of directors to the board of directors of the Company. The Stockholders Agreement will terminate at such time as the Key QPhoton Stockholders hold less than 18% of the shares of Common Stock held by the Key QPhoton Stockholders as of the Closing date.

In connection with the QPhoton Merger, the Company and the stockholders of QPhoton immediately prior to the Closing entered into a Registration Rights and Lock-Up Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company was required to file a registration statement to register the resale of the shares of Common Stock to be issued in connection with the QPhoton Merger (including the shares into which the Series B Preferred Stock is convertible and the Warrants are exercisable) (collectively, the “Registrable Securities”). This Registration Statement was filed to comply with the Company’s obligations under the Registration Rights Agreement. The stockholders party to the Registration Rights Agreement also have rights to require underwritten shelf takedowns, subject to certain requirements and customary conditions.

The stockholders party to the Registration Rights Agreement also agreed (i) until the six month anniversary of the Closing Date, not to transfer the Registrable Securities held by them, and (ii) during the period between the six month anniversary of the Closing date and the first anniversary of the Closing date, to transfer on any trading day no more than, in the aggregate, 10% of the average daily trading volume of the Common Stock for then then-preceding five trading day period, in each case subject to certain exceptions.

On June 14, 2022, in connection with the QPhoton Merger, the board of directors of the Company appointed Dr. Huang to serve as the Company’s Chief Quantum Officer and as a member of the board of directors of the Company, effective as of the Closing Date. At the Closing, the Company entered into an employment agreement (the “Huang Employment Agreement”) with Dr. Huang, whereby Dr. Huang assumed the role of Chief Quantum Officer of the Company. The Huang Employment Agreement is for an indefinite term and may be terminated with or without cause.

Pursuant to the Huang Employment Agreement, Dr. Huang will receive an annual base salary of $400,000 (the “Base Salary”). Dr. Huang shall be eligible to earn an annual cash bonus in an amount of up to thirty percent (30%) of Base Salary, subject to achieving certain performance milestones that are to be established and approved by the board of directors of the Company. Pursuant to the Huang Employment Agreement, Dr. Huang was granted a stock option to purchase up to 400,000 shares of the Company’s common stock (the “Huang Stock Options”). The Huang Stock Options shall vest as follows (i) 100,000 options shall vest immediately upon grant (ii) 100,000 options shall vest on the 12-month anniversary of the date of grant (iii), 100,000 options shall vest on the 24-month anniversary of the date of grant, and (iv) 100,000 options shall vest on the 36-month anniversary of the date of grant. Upon termination of Dr. Huang without cause, the Company shall pay or provide to Dr. Huang severance pay equal to his then current monthly base salary for twelve (12) months from the date of termination. As a full-time employee of the Company, Dr. Huang will be eligible to participate in all of the Company’s benefit programs.

For additional information related to this transaction, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2022 which is incorporated by reference herein.

Series B Preferred Stock

On June 14, 2022, in connection with the QPhoton Merger, the Company filed a Certificate of Designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating 3,079,864 shares of preferred stock as the Series B Preferred Stock. The following is a summary description of those terms and the general effect of the issuance of the shares of Series B Preferred Stock on the Company’s other classes of securities:

Each share of Series B Preferred Stock will initially be convertible into ten shares of Common Stock, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. The Certificate of Designation provides that, unless and until stockholder approval authorizing the issuance of the shares of Common Stock underlying the Series B Preferred Stock (the “Stockholder Approval”) is obtained, no shares of Series B Preferred Stock may be converted into shares of Common Stock to the extent that such issuance, taken together with the issuance of all other shares of Common Stock pursuant to the Merger Agreement (as defined above), would breach the Company’s obligations under the Nasdaq listing rules.

Stockholder Approval was obtained on September 21, 2022 and all outstanding shares of Series B Preferred Stock were automatically converted into shares of Common Stock.

BV Advisory Complaint

On August 15, 2022, BV Advisory Partners, LLC (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”).  BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.).  The Plaintiff is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between the Plaintiff and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc.  The Company believes that the Plaintiff’s claims have no merit and intends to defend itself vigorously.  Moreover, the Company believes that numerous alleged facts and characterizations set forth in the Plaintiff’s complaint are false, misleading and intentionally designed to damage the Company’s reputation, and the Company categorically rejects those alleged facts and characterizations.  The Plaintiff’s key principal, Keith Barksdale, misrepresented his role with QPhoton, Inc. during the early stages of the Company’s negotiations with respect to the merger with QPhoton.  The Company believes that Mr. Barksdale misrepresented his role in order to arrogate to Plaintiff and related parties an undue portion of the consideration payable to QPhoton’s stockholders. On December 5, 2022 Plaintiff filed an amended complaint, and on December 19, 2022 the defendants filed a motion to dismiss the amended complaint. On January 4, 2023 the Court of Chancery granted a briefing schedule order. Under the terms of the briefing schedule, all briefs were to be filed on or before April 14, 2023. On March 24, 2023 Plaintiff filed a second amended complaint, and agreed to a revised briefing schedule under which all briefs relating to Defendants’ motion to dismiss the second amended complaint must be filed no later than May 12, 2023.

Unsecured Promissory Note

On September 23, 2022, Quantum Computing Inc. (the “Company”) entered into a note purchase agreement (the “NPA”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Investor purchased an unsecured promissory note (the “Note”) in the initial principal amount of $8,250,000.

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

Ascendiant Capital Markets, LLC and Revere Securities, LLC served as the placement agents on the transaction and received $495,000 in the aggregate.

On October 13, 2022, BV Advisory filed a petition for appraisal of its QPhoton shares in the Delaware Chancery Court. The parties are currently in discovery.

Risks

We are subject to a number of risks. You should read the “Risk Factors” section of this Annual Report beginning on page 13  for a discussion of factors to consider carefully before deciding to invest in shares of our Common Stock.

Corporate Information

Our executive offices are located at 215 Depot Court SE, Suite 215, Leesburg, VA 20175, and our telephone number is (703) 436-2121. Our corporate website is www.quantumcomputinginc.com. Information appearing on our website is not part of this Annual Report.

Employees

As of December 31, 2022 the Company had thirty-eight full time employees and six part time contract staff, thirty two of whom are focused on product and software development, and seven Technical Advisors (two from the National Security Domain, four from the Quantum/AI Domain, and two from the Financial Services Domain). We also have two third party partners providing software development and big data analysis services. The employees are not part of a collective bargaining agreement and labor relationships are good. The Company offers a health and welfare benefit plan to current full time employees that provides medical, dental, vision, life and disability benefits. The Company also offers a 401K retirement savings plan to all full-time employees. There are no unpaid liabilities under the Company’s benefit plans, and the Company has no obligation to pay for post-retirement health and medical costs of retired employees.

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

Risks Related to Our Financial Condition and Status as an Early-Stage Company

We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

Quantum Computing was formed in 2018 and merged with QPhoton in June 2022. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce photonic quantum computers with increasing processing capability. Our technical roadmap may not be realized as quickly as hoped, or even at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our quantum solutions, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities. Furthermore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. Our success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years. There is no certainty these research and development milestones will be achieved as quickly as hoped, or even at all.

We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net losses each year since 2018 and we believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our quantum computers, which may never occur. Even with significant production, our products and services may never become profitable.

We expect the rate at which we will incur losses to be significantly higher in future periods as we continue to incur significant expenses in connection with the design, development and manufacturing of our quantum computers; and as we expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our quantum computers; increase our sales and marketing activities; develop our infrastructure; and increase our general and administrative functions to support our growing operations and our being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or remain a going concern.

We are an early-stage company and we have not generated any material revenues to offset our operating expenses. If we are unable to generate revenues in future periods, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2022 and 2021. As of December 31, 2022, and 2021, our accumulated deficit was $119,987,781 and $81,394,081, respectively. These factors, among others, raised substantial doubt about our ability to continue as a going concern.

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

We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.

In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. However, commercial demand for quantum computing products and services may never develop. There are significant technological challenges associated with developing, producing, marketing and selling services in the advanced technology industry, including our services, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.

Our ability to scale is dependent also upon components we must source from multiple countries, including China. Shortages or supply interruptions in any of these components will adversely impact our ability to deliver revenues.

If large-scale development of our quantum computers commences, our computers may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair and design changes. Our quantum computers are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our computers. There can be no assurance that we will be able to detect and fix any defects in our quantum computers in a timely manner that does not disrupt our services to our customers. If our technology fails to perform as expected, customers may seek out a competitor or turn away from quantum computing entirely, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations. If defects in our technology lead to erroneous outputs, third parties relying on those outputs may draw from them erroneous conclusions, creating a risk that we will be liable to those third parties.

If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition, profitability and results of operations could be adversely affected.

Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.

Our success will depend upon our ability to expand, scale our operations, and increase our sales and support capability. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all.

Our growth is dependent upon our ability to successfully expand our solutions and services, retain customers, bring in new customers and retain critical talent. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could negatively impact our business, financial condition and results of operations.

Our growth is dependent upon our ability to successfully market and sell our quantum computing services and solutions. We do not have experience with the large-scale production and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and retention capabilities.

Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experiences unforeseen issues with the reliability of our technology, we could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand.

There is no assurance that we will be able to ramp our business to meet our sales, manufacturing, installation, servicing and quantum computing targets globally, that expected growth levels will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum computing industry may adversely affect our operating results and ability to effectively compete within the industry.

We may not manage growth effectively.

Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support us. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our development efforts.

Our business and future plans for expansion are capital-intensive, and we will require additional capital for equipment and facilities for hardware manufacturing and nanophotonic chip fabrication. The specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and military conflict with Russia and Ukraine and the related sanctions imposed against Russia. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

There can be no assurance that financing will be available to we on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit or substantially reduce our quantum computing development efforts. Our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.

Failure to identify errors in the quantitative models we utilize to manage our business could adversely impact product performance and client relationships.

We employ various quantitative models to manage our business. Any errors in the underlying models or model assumptions could have unanticipated and adverse consequences on our business and reputation.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the QPhoton Merger or other ownership changes.

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all.

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current law.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the QPhoton Merger or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes.

If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Business and Industry

We have not produced quantum computers with high qubit counts at volume and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

Producing quantum computers is a difficult undertaking. There are significant engineering challenges that we must overcome to build our quantum computers. We are still in the development stage and face significant challenges in completing development of our quantum computers and in producing quantum computers in sufficient volumes. Even if we complete development and achieve volume production of our quantum computers, if the cost, accuracy, performance characteristics or other specifications of the quantum computer fall short of our expectations, our business, financial condition and results of operations would be adversely affected.

The performance capabilities of the Company’s Core Technology will depend on the development and production of “Quantum Chips” to achieve scale, performance and cost. There is significant development and Intellectual property risk in the specification, design and development of quantum chips and our multi-year plans could be impacted by lack of funding, competition or even unknown core technology factors intrinsic to the work. This would limit the ability of the Company to scale its commercial growth to expected levels over the longer term and the company could lose momentum

Our projections are dependent on the cost per qubit decreasing over the next several years as our quantum computers advance. These cost projections are based on economies of scale due to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If these cost savings do not materialize, the cost per qubit may be higher than projected, making our quantum computing solution less competitive than those produced by our competitors, which could have a material effect on our business, financial condition or results of operations.

If our products and services fail to deliver customer value to a broader range of customers than classical approaches, our business, financial condition and future prospects may be harmed.

“Quantum advantage” refers to the moment when a quantum computer can compute faster than existing classical computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers have reached a broad quantum advantage, and they may never reach such advantage. Achieving a broad quantum advantage will be critical to the success of any quantum computing company, including us. However, achieving quantum advantage would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage. As quantum computing technology continues to mature, broad quantum advantage, and quantum supremacy, may take decades to be realized, if ever. If we cannot develop quantum computers that have quantum advantage, customers may not continue to purchase our products and services. If other companies’ quantum computers reach a broad quantum advantage prior to the time we reach such capabilities, it could lead to a loss of customers. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

The quantum computing Industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

Since the merger with QPhoton, our business strategy has broadened to include the manufacture of several lines of hardware in addition to the underlying software. As a result, the markets in which we now operate are rapidly evolving and highly competitive. As the marketplace continues to mature and new technologies and competitors enter, we expect competition to intensify. Our current competitors include:

●	large, well-established tech companies that generally compete across our products, including IBM, Quantinuum, Google, Microsoft and Amazon.

●	large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union; additional countries may decide to fund quantum computing programs in the future;

●	less-established public and private companies with competing technology, including IonQ, Rigetti Computing, PsiQuantum, Xanadu and D-Wave Quantum, and companies located outside the United States; and

●	new or emerging entrants seeking to develop competing technologies.

●	The industry might recognize the intrinsic advantages of quantum nanophotonics in information processing applications and our competitors could shift to a more direct competitive approach using similar technologies, even with strong IP protection.

We compete based on various factors, including technology, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Additionally, we must be able to achieve our objectives in a timely manner lest quantum computing lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.

We rely on access to high performance third party classical computing through public clouds and high performance computing centers to deliver quantum solutions to customers. We may not be able to maintain connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.

Our quantum solutions may from time to time incorporate high performance classical computing through public clouds to provide services to end users and our partners. These services are predominantly on AWS at the present time.

Any material change in our contractual and other business relationships with AWS or other cloud providers, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Further, if our contractual and other business relationships with our partners are terminated or suspended, either by our partner or by us, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we would be unable to provide our quantum computing solutions business at the same scale and would experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.

We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We buy our products and supplies from companies that manufacture and source products from the United States and abroad. Our ability to develop and maintain relationships with qualified suppliers who can satisfy our standards for quality and delivery in a timely and efficient manner is a significant challenge. Any failure to maintain our relationship with any of our largest suppliers, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be required to replace a supplier if their products do not meet our quality or safety standards, or if the United States government imposes restrictions on trade with certain countries, such as China. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, pandemic, labor disputes or weather conditions. Disruptions in transportation lines or the ongoing military conflict involving Russia and Ukraine may also cause global supply chain issues that affect us or our suppliers. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products, which could lead to price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged. Any delay or unavailability of key products required for our development activities could delay or prevent us from further developing our systems and applications on our expected timelines or at all.

Our systems depend on the use of certain development tools, supplies, and equipment. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.

There are limited suppliers to sources of materials which may be necessary for the production of our technology. We are currently reliant on a single or small number of suppliers for certain resources. While we are currently looking to engage additional suppliers, they are limited in number and there is no guarantee we will be able to establish or maintain relationships with such additional suppliers on terms satisfactory to us. Reliance on any single supplier increases the risks associated with being unable to obtain the necessary components because the supplier may have manufacturing constraints, can be subject to unanticipated shutdowns and/or may be affected by natural disasters and other catastrophic events. Some of these factors may be completely out of our and our suppliers’ control. Failure to acquire sufficient quantities of the necessary components in a timely or cost-effective manner could materially harm our business.

In order to compete, we must attract, retain and motivate key associates, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.

We depend on our executive officers and management team to run our business. As we develop new business models and new ways of working, we will need to develop suitable skill sets within our organization. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees that have highly technical set of skills to create the hardware and software that will drive quantum results. The current market for such positions is highly competitive. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. Moreover, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements.

Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.

Our continued growth and success depend on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs which render our technology obsolete or inferior to other products, could have a material effect on our business, financial condition or results of operations.

The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we anticipate, if it encounters negative publicity or if our quantum computing solution does not achieve commercial adoption, the growth of our business will be harmed.

The nascent market for quantum computers is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If demand for quantum computers in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit acceptance of our solution. Negative publicity concerning our solution or the quantum computing industry as a whole could limit acceptance of our solution. We believe quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology. If our customers and partners do not see the benefits of our solution, or if our solution does not drive commercial sales, then demand for our products may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

Our business depends on our quantum computing systems being available through the cloud with a high level of reliability. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open- source software, hardware components, human error or misconduct, capacity constraints, design limitations or denial of service attacks or other security- related incidents. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

Any disruptions, outages, defects and other performance and quality problems with our quantum computing system or with the public cloud and internet infrastructure on which we rely, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our future growth and success depends on our ability to sell effectively to government entities and large enterprises.

Our potential customers are likely to include government agencies and large commercial enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies may be limited to specific contract vehicles, which we do not currently have. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues.

Our quantum computing systems may not be compatible with some or all industry-standard software and hardware in the future, which could harm our business.

Since the merger with QPhoton, we will be focusing more of our efforts on creating quantum computing hardware, in addition to refining the software development platform to access our hardware, and application programing interfaces (“APIs”) to access our systems. The industry is rapidly evolving, and customers have many choices for programming languages, some of which may not be compatible with our own APIs. Our quantum computing solutions development platform is designed today to be compatible with most major software languages. If a proprietary (not open source) software toolset became the standard for quantum application development in the future by a competitor, usage of our hardware might be limited as a result which would have a negative impact on the Company. Similarly, if a piece of hardware became a necessary component for quantum computing (for instance, quantum networking) and we cannot integrate with, the result might have a negative impact on the Company.

Acquisitions, divestitures, strategic investments and strategic partnerships could disrupt our business and harm our financial condition and operating results.

We may pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse.

Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to it. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, may limit our ability to obtain products from our suppliers or sell our products and services to customers. Political challenges between the United States and countries in which our suppliers are located, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and those countries and other macroeconomic issues could adversely impact our business. The United States administration has announced tariffs on certain products imported into the United States, and some countries have imposed tariffs in response to the actions of the United States. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States or other countries that could have a material adverse effect on our business. Our technology may be deemed a matter of national security and as such our customer base may be tightly restricted. We may accept government grants that place restrictions on the business’ ability to operate.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates have and are expected to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products and technologies are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. Government embargoed or sanctioned countries, governments, persons and entities. In addition, certain products and technology may be subject to export licensing or approval requirements. Exports of our products and technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or technologies or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and technologies in international markets or, in some cases, prevent the export or import of our products and technologies to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and technologies, or in our decreased ability to export or sell our products and technologies to existing or potential customers. Any decreased use of our products and technologies or limitation on our ability to export or sell our products and technologies would likely adversely affect our business, financial condition and results of operations.

We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we face risks associated with changes to these regulations.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, even those without merit, which could harm our business prospects, operating results, and financial condition. We may face inherent risk of exposure to claims in the event our quantum computers do not perform as expected or malfunction. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our quantum computers and business and inhibit or prevent commercialization of other future quantum computers, which would have material adverse effects on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Risks Related to Intellectual Property

Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.

Our success depends, in significant part, on our ability to obtain, maintain, enforce and defend our intellectual property rights, including patents and trade secrets. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties.

However, we may not be able to prevent unauthorized use of our intellectual property. Our trade secrets may also be compromised, which could cause us to lose our competitive advantage. Third parties may attempt to copy or otherwise obtain, use or infringe our intellectual property.

Monitoring and detecting unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent infringement or misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm Our business, results of operations, and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio, and third parties may develop competitive offerings in a manner that leaves us with limited means to enforce our intellectual property rights against them.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States.

Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, financial condition and operating results.

Our inability to secure patent protection or enforce our patent rights could have a material adverse effect on our ability to prevent others from commercializing similar products or technology.

The application and registration of patents involves complex legal and factual questions. As a result, we cannot be certain that the patent applications that we files will result in patents being issued, or that our patents and any future patents that do issue will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology, and this may make it difficult for us to obtain certain patent coverage on our own. Any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our patent applications succeed, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The intellectual property rights of others could bar us from licensing and exploiting any patents that issue from our pending applications, and the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that it needs to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards, or limit our ability to use certain key technologies in the future, all of which could harm our business.

Our success depends, in part, on our ability to develop and commercialize our products, services and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services or technologies are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation.

For example, there may be issued patents of which we are unaware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future products, services or technologies. Also, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future products, services or technologies. The strength of our defenses will depend on the rights asserted, the interpretation of these rights, and our ability to invalidate the asserted rights. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense.

Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Further, there could be public announcements of the intellectual property litigation, and if securities analysts, investors or others perceive the potential impact to be negative or risks to be substantial, it could have an adverse effect on the price of our common stock. The occurrence of infringement claims may grow as the market for our products, services and technologies grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

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

In addition, the stock markets, including the NASDAQ where we are quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

As of March 28, 2023, our directors and executive officers collectively beneficially own approximately 49% of the shares of our common stock including the beneficial ownership of Mr. Liscouski of 4% of the shares of our common stock, Mr. Velge of 4% of the shares of our common stock and Dr. Yuping Huang of 40% of the shares of our common stock.

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

As of March 28, 2023, the Board has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as the Series A Convertible Preferred stock, par value $0.0001 per share, of which 1,490,004 shares are issued and outstanding. The Board has also authorized 3,079,864 shares of preferred stock as the Series B Preferred Stock, par value $0.0001 per share, of which 0 shares are issued and outstanding.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

We maintain our current principal office at 215 Depot Court SE, Suite #215, Leesburg, VA 20175. Our telephone number at this office is (703) 436-2161. The Company leases approximately 350 square feet of furnished office space under an annual lease in a multi-tenant facility that provides conference room space, 24/7 co-working space, and other services on an as-needed basis in Leesburg, VA. The facility lease can be terminated upon 60 days written notice by the Company. The Company leases 7,503 square feet of office and laboratory space in a multistory, multi-tenant building in Hoboken, NJ under a five-year lease. The Company also leases approximately 450 square feet under an annual lease in a multi-tenant facility that provides conference room space, 24/7 co-working space, and other services on an as-needed basis in Minneapolis, MN and approximately 300 square feet under an annual lease in a multi-tenant facility that provides conference room space, 24/7 co-working space, and other services on an as-needed basis in Arlington, VA.

ITEM 3. LEGAL PROCEEDINGS.

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

BV Advisory Partners, LLC (“BV Advisory”) was a shareholder of QPhoton, Inc. (“QPhoton”) immediately prior to the Company’s merger with QPhoton. On October 13, 2022 BV Advisory filed a petition in Delaware Chancery Court seeking appraisal rights on the shares of Common Stock of QPhoton (which shares represented 10% of the shares of Common Stock of QPhoton outstanding immediately prior to the Company’s merger with QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The parties are currently in discovery and the Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

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

On August 15, 2022, BV Advisory Partners, LLC (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). The Plaintiff is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between the Plaintiff and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc. The Company believes that the Plaintiff’s claims have no merit and intends to defend itself vigorously. Moreover, the Company believes that numerous alleged facts and characterizations set forth in the Plaintiff’s complaint are false, misleading and intentionally designed to damage the Company’s reputation, and the Company categorically rejects those alleged facts and characterizations. The Plaintiff’s key principal, Keith Barksdale, misrepresented his role with QPhoton, Inc. during the early stages of the Company’s negotiations with respect to the merger with QPhoton. The Company believes that Mr. Barksdale misrepresented his role in order to arrogate to Plaintiff and related parties undue consideration. On December 5, 2022 Plaintiff filed an amended complaint, and on December 19, 2022 the defendants filed a motion to dismiss the amended complaint. On January 4, 2023 the Court of Chancery granted a briefing schedule order. Under the terms of the briefing schedule, all briefs must be filed on or before April 14, 2023.

On December 30, 2022 the Company, QPhoton and Robert Liscouski (the “Quantum Plaintiffs”) filed suit in the Superior Court of New Jersey against Keith Barksdale, Michael Kotlarz, BV Advisory Partners, LLC (“BV”), Barksdale Global Holdings, LLC (“BGH”), Power Analytics Global Corporation (“PAG”), and Inference Ventures LLC (“Inference Ventures” and together with Barksdale, Kotlarz, BV, BGH, and PAG the “ BV Defendants”), alleging fraud, defamation, and conspiracy to defraud, seeking monetary and injunctive relief.   On March 24, 2023 the BV Defendants filed a motion to dismiss portions of the complaint. A hearing on the motion to dismiss is tentatively scheduled for May 26, 2023. The Company does not have sufficient information at this time to assess the potential financial impact of the action against the BV Defendants at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “QUBT” and commenced trading since July 15, 2021.

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 250,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), and 10,000,000 shares of blank check preferred, of which 1,550,000 shares are designated as Series A Convertible Preferred Stock and 3,079,864 shares are designated as Series B Preferred Stock. As of March 28, 2023, 60,496,062 shares of Common Stock were issued and outstanding, 1,490,004 shares of Series A Convertible Preferred stock were issued and outstanding and 0 shares of Series B Preferred Stock are issued and outstanding.

Holders of Common Equity

As of March 28, 2023, there were approximately 239 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2022, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Results of Operations

Twelve Months Ended December 31, 2022 vs. December 31, 2021

Revenues

	For the Twelve Months Ended December 31, 2022		For the Twelve Months Ended December 31, 2021
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%

Services	135,648	100%	0	0%	100%
Total	$135,648	100%	$0	100.0%	100%

Revenues for the Twelve Months ended December 31, 2022 were $135,648 as compared with $0 for the comparable prior year period, a change of $135,648, or 100%. There is no revenue comparison for the prior year period because the Company had not yet sold any products or services. All revenue in the current reporting period is derived from professional services provided to multiple commercial and government customers under multi-month contracts. In 2022, QCI continued to execute its business strategy to provide quantum-ready solutions for solving real-world problems.  Much progress was made toward this overarching objective, but the generation of revenue from customers has been slow to develop, in part due to the fact that quantum computing is a cutting-edge technology for most potential customers, who are therefore proceeding cautiously with small, exploratory contracts to better understand its applicability to their requirements. Accordingly, the Company has focused on providing professional services to introduce customers to quantum-based solutions to their operating needs, and on customer education and building customer awareness as a means to generating sales. The Company has completed its discovery and research phase and is now transitioning towards commercialization. We have developed and released multiple products and are now in the process of marketing them. We expect revenues to increase meaningfully in 2023 as we emphasize our hardware capability.

Cost of Revenues

Cost of revenues for the twelve months ended December 31, 2022 was $60,934 as compared with $0 for the comparable prior year period, a change of $60,934, or 100%. There is no cost of revenues comparison for the prior year period because the Company had not yet sold any products or services. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Margin

Gross margin for the twelve months ended December 31, 2022 was $74,714 as compared with $0 for the comparable prior year period, a change of $74,714, or 100%. There is no gross margin comparison for the comparable prior year period because the Company had not yet sold any products or services in 2021.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2022 were $36,654,056 as compared with $17,130,093 for the comparable prior year period, an increase of $19,523,963 or 114%. The increase in operating expenses is due in large part to a $1,837,856 increase in salary and benefits expense due to an increase in the number and composition of staff following the QPhoton Merger, a $201,269 increase in consulting expenses, a $1,975,998 increase in research and development expenses related primarily to hiring additional technical staff following the QPhoton Merger, a $8,360,122 increase in stock-based compensation, largely related to hiring additional staff and the QPhoton Merger, and a $7,148,718 increase in other SG&A costs compared with the comparable prior year period. The increase in other SG&A costs was largely due to increased legal, audit and other fees associated with the QPhoton Merger.

Net Loss

Our net loss for the twelve months ended December 31, 2022 was $36,593,700 as compared with a net loss of $27,898,847 for the comparable prior year period, an increase of $10,694,853 or 38%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $1,782,545 increase in interest expense related to preferred stock dividends, amortization of the Original Issue Discount for the Series A Convertible Preferred Stock, financing costs and accrued interest on term loans, offset by a $10,715,799 decrease in interest expense related to the warrant issuance that occurred in 2021. In addition, there was a decrease in other income of $178,860 in the current year, primarily related to the forgiveness of the SBA PPP Loan in 2021.

Liquidity and Capital Resources

We fund our working capital with cash from investment. Since commencing operations as Quantum Computing in February 2018, the Company has raised $27,759,904 through private placement of equity and $12,633,000 through private placements of Convertible Promissory Notes and other debt for a total of $40,392,904 in new investment. The Company has no lines of credit, and $535,684 and $8,250,000 in short and long-term debt obligations outstanding, respectively. We believe that our current cash position and other available financing resources such as our ATM facility, coupled with our ongoing operating activities, will provide sufficient liquidity to fund our business needs over the next twelve months and beyond. To the extent the sources of capital described above are insufficient to meet our needs, we may also conduct additional public offerings of our securities, refinance debt, dispose of certain assets to fund our operating activities, or draw on existing or new debt facilities.

The following table summarizes total current assets, liabilities and working capital at December 31, 2022, compared to December 31, 2021:

	December 31, 2022	December 31, 2021	Increase/(Decrease)
Current Assets	$5,587,647	$17,221,654	$(11,634,007)
Current Liabilities	$6,545,320	$1,082,298	$5,436,022
Working Capital (Deficit)	$(957,673)	$16,139,357	$(17,097,030)

At December 31, 2022, we had a working capital deficit of $957,673 as compared to working capital of $16,139,357 at December 31, 2021, a decrease of $17,097,030. The decrease in working capital is primarily attributable to the use of cash to pay for operating expenses, capital investments, including the Note Purchase Agreement with QPhoton, and the costs relating to the merger with QPhoton.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2022, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

Net Cash

Net cash used in operating activities for the twelve months ended December 31, 2022 and 2021 was $17,557,368 and $6,804,960, respectively. The net loss for the twelve months ended December 31, 2022 and 2021, was $38,593,700 and $27,898,847, respectively.

Net cash used in investing activities for the twelve months ended December 31, 2022 and 2021 were $2,227,257 and $40,584, respectively. The increase in investment in the current period is primarily due to acquisition of laboratory equipment and the merger with QPhoton.

Net cash provided by financing activities for the twelve months ended December 31, 2022 was $8,354,434 compared with $8,387,879 during the twelve months ended December 31, 2021. Cash flows provided in financing activities during the twelve months ended December 31, 2022 were attributable to the amortization of the original issue discount for the Series A Convertible Preferred stock, conversion of some shares of Series A Convertible Preferred stock to common stock, the returned payoff of the BV Advisory loan, and the funds received from the Streeterville Unsecured Note. The cash flow provided by financing activities during the period ended December 31, 2021 was primarily attributable to the issuance of Series A Convertible Preferred stock, the issuance of common stock for the exercise of options and the exercise of warrants.

Previously, we have funded our operations primarily through the sale of our equity (or equity linked) and debt securities. During the twelve months ended December 31, 2022, we have funded our operations primarily through the use of cash on hand. As of March 28, 2023, we had cash on hand of approximately $7,423,898. We have approximately $104,772 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. In as much as a major portion of our activities will be the receipt of revenues from the sales of our products and services, our business operations may be adversely affected by our competitors and prolonged recession periods.

Critical Accounting Policies

Basis of Presentation:

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Accounting Changes

Except for the changes discussed below, Quantum has consistently applied the accounting policies to all periods presented in these consolidated financial statements. The Company has evaluated all recently implemented accounting standards and concluded that none currently apply to the Company.

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

Off Balance Sheet Arrangements

During the twelve months ended December 31, 2022 and 2021, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

●	No dividends are paid out during the life of the option.

●	Markets are random (i.e., market movements cannot be predicted).

●	There are no transaction costs in buying the option.

●	The risk-free rate and volatility of the underlying asset are known and constant.

●	The returns of the underlying asset are normally distributed.

●	The option is European and can only be exercised at the expiration date.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2022 and 2021 we had no finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The Company is currently leasing space in four locations, Leesburg, VA, Arlington, VA, Minneapolis, MN and Hoboken, NJ, and we have recognized right-of-use assets and lease liabilities accordingly.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report on Form 10-K.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to limited resources for adequate personnel to prepare, review and file reports under the Securities Exchange Act of 1934 within the required periods as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2022 the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2022, a material weakness existed in our internal control over financial reporting. Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.

●	Limited policies and procedures that cover recording and reporting of financial transactions.

●	Lack of multiple levels of review over the financial reporting process

Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We have begun to mitigate this identified deficiency by hiring an administrative assistant to assist with bookkeeping and a controller to oversee the accounting system and processes.

●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one-year terms. Our executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Current Age	Position
Robert Liscouski	68	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Christopher Roberts	68	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
William J. McGann	65	Chief Operating Officer and Chief Technology Officer
Yuping Huang	43	Chief Quantum Officer and Director
Dr. Carl Weimer	61	Director
Bertrand Velge	63	Director
Robert Fagenson	74	Director
Michael Turmelle	63	Director

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

William J. McGann, Chief Operating Officer and Chief Technology Officer

Mr. McGann, age 65, is the Chief Technology Officer for the Security, Detection and Automation business at Leidos Corporation. Central to his role is the creation of innovative customer solutions driven by a strong portfolio of physics, chemistry, and software-based products. Mr. McGann has a strong, directed passion for transforming credible science into practical technology solutions in solving some of the world’s greatest challenges. Prior to joining Leidos, Mr. McGann held numerous business and technology leadership positions and roles including: (a) Founder of the first explosives trace detection company, Ion Track Instruments, (b) Chief Technology Officer for GE Security, (c) VP of Engineering for United Technologies Fire and Security business, (d) CEO and board member of Implant Sciences Corp., and (e) Chief Technology Officer at L3Harris Aviation Security and Detection business. Mr. McGann holds a Ph.D. in Chemical Physics from the University of Connecticut and undergraduate degrees in Chemistry and Biology.

Yuping Huang, Chief Quantum Officer and Director

Dr. Yuping Huang, the Company’s Chief Quantum Officer and Director, age 43, has over 20 years of experience in commercial and academic settings, with pioneering research in a wide spectrum of quantum physics, optics, and technology.  Prior to joining the Company, Yuping founded QPhoton, Inc., where he served as CEO from 2020 to 2022.  QPhoton was a development stage company commercializing quantum photonic technology and devices to provide innovative and practical quantum solutions for critical challenges facing big data, cyber, remote sensing, and healthcare industries. Dr. Huang worked as a postdoctoral fellow, a research faculty member, and principal investigator at Northwestern University from 2009-2014. In 2014 he joined the faculty of Stevens Institute of Technology where he continues to serve to this date.  Dr. Huang is the founding director of the Center for Quantum Science and Engineering and Gallagher Associate Professor of Physics at Stevens Institute of Technology.  He received a Bachelor of Science in modern physics from the University of Science and Technology of China in 2004 and a PhD in quantum AMO physics in 2009 from Michigan State University.

Dr. Carl Weimer, Director

Dr. Weimer, age 61, combines over 25 years of experience in the aerospace industry. Previously, he had been involved in two companies in the aerospace industry holding positions including Team Leader, Principal Investigator and Chief Technologist. From 1994 through 2000, Dr. Weimer was a Team Leader for Ophir Corporation, an aerospace optics company. From 2000 to 2018, he was a Team Leader for Ball Aerospace & Technologies Corp., a spacecraft company. From 2018 to present, Dr. Weimer has been the Chief Technologist for the Ball Civil Business Unit. In addition, from 2008 to present, Dr. Weimer has been the Principal Investigator for the NASA Earth Science Technology Office. Dr. Weimer received a Bachelor of Science degree from Harvey Mudd College (1984) and a Master of Science (1987) and a PhD (1992) from Colorado State University all in experimental Physics.

Bertrand Velge, Director

Mr. Velge, age 63, is the Managing Director of Graftyset, Ltd., a privately held company based in the United Kingdom. Graftyset is a wholesale distributor of wine, beer and other alcoholic and non-alcoholic beverage, based in Sidcup, Kent (UK). Mr. Velge has served as Managing Director since the company was incorporated in 2003 under the name of Otterden Vintners, Ltd. Mr. Velge also served as Director for Aliunde Ltd. since 2005. Mr. Velge has over twenty years of experience in multi-disciplinary venture investing and was managing director and co-founder of a fund that trades equities in Europe, Asia and the US focusing on IPOs. He speaks English, Flemish and French, and is a graduate of the Universite Catholique de Louvain.

Robert Fagenson, Director

Mr. Fagenson, age 74, serves as a member of the board of directors of National Holdings Corporation (“NHS”) since March 2012. He serves as vice chairman of the board of directors of NHS since September 2016. Mr. Fagenson previously served as co-chief executive officer of NHS from January 3, 2017 to January 31, 2017, as chief executive officer and chairman of the board of directors of NHS from December 2014 to September 2016, and as executive vice-chairman of the board of directors of NHS from July 2012 to December 2014. Mr. Fagenson has been a branch owner at NHS, an operating company of NHS, since 2012, and president of Fagenson & Co., Inc., a family investment company, since 1982. Mr. Fagenson spent the majority of his career at the New York Stock Exchange (NYSE), where he was managing partner of one of the exchange’s largest specialist firms. While at the NYSE, Mr. Fagenson served as a governor on the trading floor and was elected to the NYSE board of directors in 1993, where he served for six years, eventually becoming vice chairman of the NYSE board of directors from 1998 to 1999 and 2003 to 2004. Mr. Fagenson has served as director of the New York City Police Museum since 2005, and as director of the Federal Law Enforcement Officers Association Foundation since 2009. He has also served on the board of directors of Sigma Alpha Mu Foundation since 2011 and on the board of directors of New York Edge since 2015. In addition, Mr. Fagenson served as the non-executive chairman of Document Security Systems, Inc. from 2012 to 2018 (NYSEMKT: DSS). He is currently a member of the alumni boards of the Whitman School of Business at Syracuse University.

Mr. Fagenson received his B.S. in Transportation Sciences & Finance from Syracuse University in 1970. The Board believes that Mr. Fagenson’s experience in the securities industry and knowledge of the Company as its former chief executive officer qualifies him to serve as a member of the board.

Michael Turmelle, Director

Mr. Turmelle, age 63, has served on the board of directors of Ideal Power Inc. since December 2017. Since January 2018, Mr. Turmelle has served as the Managing Director of Hayward Tyler, which he joined in February 2015. Hayward Tyler designs, manufactures and services performance-critical electric motors and pumps to meet the most demanding of applications for the global energy industry, as both an original equipment manufacturer supplier and trusted partner. Previously, Mr. Turmelle ran his own consulting company working with start-ups and turn-arounds in the areas of renewable energy, medical and other advanced technologies. Mr. Turmelle has served on numerous Board of Directors including the Board of Directors of Implant Sciences Corp., an explosive and narcotic trace detection company, where he served as Chairman of the Board from 2015 to 2017. Mr. Turmelle was Chief Financial Officer and Chief Operating Officer and a member of the Board of Directors of SatCon. Mr. Turmelle was also on the Board of Directors of Beacon Power, a SatCon spin-off company dealing in flywheel energy storage. Mr. Turmelle has a BA in Economics from Amherst College and is a graduate of General Electric’s Financial Management Program. Mr. Turmelle brings to our Board years of public company executive experience as well as extensive experience in finance and operations and in the field of electrical technology.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons were made during the Company’s fiscal year ended December 31, 2022.

Code of Ethics

The Company currently maintains a Code of Ethics which applies to all directors, officers, and employees. A copy of our Code of Ethics can be found on our website at www.quantumcomputinginc.com.

Board Composition and Director Independence

Our board of directors consists of six members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

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

Bertrand Velge, Robert Fagenson, Carl Weimer and Michael Turmelle are our independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2022 and 2021.

2022 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Liscouski	2022	402,839	180,000	0	4,510,500	0	0	0	5,093,339
Chief Executive Officer (PEO)	2021	361,900	190,000	0	1,712,500	0	0	0	2,264,400
		—	—	—	—	—	—	—	—

Christopher Roberts	2022	303,810	52,8539	0	1,185,000	0	0	0	1,541,663
Treasurer (PFO)	2021	214,170	0	0	2,740,000	0	0	0	2,954,170
		—	—	—	—	—	—	—	—

William J. McGann	2022	403,768	250	0	3,654,000	0	0	0	14,058,018
Chief Operating Officer and	2021	0	0	0	0	0	22,903	0	22,903
Chief Technology Officer		—	—	—	—	—	—	—	—

David Morris,	2022	416,415	69,578	0	118,500	0	0	0	604,493
Chief Revenue Officer	2021	263,945	0	0	1,340,000	0	0	0	1,603,945
		—	—	—	—	—	—	—	—

Dr. Yuping Huang,	2022	216,830	0	0	948,000	0	0	0	1,164,830
Chief Quantum Officer (1)

(1)	Dr. Huang was appointed as Chief Quantum Officer of the Company on June 15, 2022.

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

Pursuant to the Morris Employment Agreement, Mr. Morris will receive an annual base salary of $415,000.00 and shall be eligible to earn a performance bonus subject to Mr. Morris achieving the performance milestones set forth in the Morris Employment Agreement. Mr. Morris shall also receive 200,000 stock options to purchase shares of common stock of the Company (the “Morris Options”), which shall vest as follows: (i) 50,000 options shall vest on the first anniversary of the Morris Employment Agreement (ii) 50,000 shall vest on the second anniversary of the Morris Employment Agreement (iii), 100,000 options shall vest on the third anniversary of the Morris Employment Agreement. Upon termination of Mr. Morris within twelve (12) months after a Change of Control (as such term is defined in the Morris Employment Agreement), the Company shall pay or provide to Mr. Morris severance pay equal to his then current monthly base salary for 6 months from the date of termination. On February 6, 2023 the Company eliminated the position of Chief Revenue Officer. Mr. Morris is no longer employed by the Company. The Company intends to drive sales revenue through its Quantum Solutions group going forward.

Dr. Huang Employment Agreement

We entered into an employment agreement with Dr. Yuping Huang, our Chief Quantum Officer. Dr. Huang’s employment agreement (the “Huang Employment Agreement”) is for an initial term of three years and it may be terminated with or without cause.

Pursuant to the Huang Employment Agreement, Dr. Huang will receive an annual base salary of $400,000.00 and shall be eligible to earn a performance bonus subject to Dr. Huang achieving the performance milestones set forth in the Huang Employment Agreement. Dr. Huang shall also receive 400,000 stock options to purchase shares of common stock of the Company (the “Huang Options”), which shall vest as follows: (i) 100,000 options shall vest immediately upon grant (ii) 100,000 options shall vest on the first anniversary of the Huang Employment Agreement (iii) 100,000 shall vest on the second anniversary of the Huang Employment Agreement (iv) 100,000 options shall vest on the third anniversary of the Huang Employment Agreement. Upon termination of Dr. Huang within twelve (12) months after a Change of Control (as such term is defined in the Huang Employment Agreement), the Company shall pay or provide to Dr. Huang, in addition to any severance, an additional sum equal to his then current monthly base salary for twelve (12) months from the date of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2022:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert Liscouski	50,000	25,000	1.00	May 22 2025	200,000	682,000
Robert Liscouski	250,000	0	6.85	April 26, 2026
Robert Liscouski	83,325	166,675	2.40	January 24, 2027
Robert Liscouski	1,572,224	77,776	2.37	October 17, 2027
Christopher Roberts	30,000	15,000	1.00	May 1, 2025	200,000	682,000
Christopher Roberts	233,333	166,667	6.85	April 26, 2026
Christopher Roberts	500,000	0	2.37	October 17, 2027
William J. McGann	178,333	356,667	2.40	January 3, 2027	0	0
William J. McGann	1,000,000	0	2.37	October 17, 2027
David Morris	50,000	200,000	6.70	April 29, 2026	0	0
David Morris	0	50,000	2.37	October 17, 2027	0	0
Dr. Yuping Huang	100,000	300,000	2.37	October 12, 2027	0	0

Director Compensation

The Company’s independent directors each received compensation of $13,000 per quarter for their services as directors in fiscal year 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 28, 2023 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 215 Depot Court SE #215, Leesburg, VA 20175.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 60,496,062 shares of our common stock issued and outstanding as of March 28, 2023. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2023, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Robert Liscouski, Chief Executive Officer and Chairman (1)	2,801,376	4.50
Christopher Roberts, Chief Financial Officer (2)	1,388,321	2.27
William J. McGann (3)	1,178,333	1.91
David Morris (4)	50,000	0.08
Bertrand Velge (5)	2,517,888	4.14
Robert Fagenson (6)	483,330	0.79
Michael Turmelle (7)	350,000	0.58
Dr. Yuping Huang (8)	24,053,706	39.70
Dr. Carl Weimer (9)	0	0
All directors and officers as a group (8 persons)	32,822,954	50.22
5% or greater shareholders (none)	0	0

Total	32,822,954	50.22

* Less than 1%

(1)	Includes 1,012,500 shares of common stock and 1,788,876 vested options to purchase shares of common stock.

(2)	Includes 725,000 shares of common stock and 663,321 vested options to purchase shares of common stock

(3)	Includes 0 shares of common stock and 1,178,333 vested options to purchase shares of common stock.

(4)	Includes 0 shares of common stock and 50,000 vested options to purchase shares of common stock.

(5)	Includes 2,167,888 shares of common stock and 350,000 vested options to purchase shares of common stock.

(6)	Includes 100,000 shares of common stock and 383,330 vested options to purchase shares of common stock.

(7)	Includes 0 shares of common stock and 350,000 vested options to purchase shares of common stock.

(8)	Includes 23,953,706 shares of common stock and 100,000 vested options to purchase shares of common stock. This does not include any shares relating to unvested warrants received as QPhoton Merger Consideration that may vest upon the exercise of outstanding options and warrants held by officers, employees, directors and investors.

(9)	Includes 0 shares of common stock and 0 vested options to purchase shares of common stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

On July 5, 2022, the Board of Directors adopted the 2022 Quantum Computing Inc. Equity and Incentive Plan (the “Plan”) which provides for the issuance of up to 16,000,000 shares of the Company’s common stock. The principal purpose of the Plan is to provide an incentive to designated employees, certain consultants and advisors who perform services for us and non-employee directors to contribute to our growth by continuing to align the interests of participants with the interests of our stockholders. The Plan was approved by a majority of the shareholders in September 2022.

The table below sets forth certain information as of our fiscal year ended December 31, 2022 regarding the shares of our common stock available for grant or granted under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2022 Quantum Computing Inc. Equity Incentive Plan, as amended	5,318,267	$2.38	10,681,733
Equity compensation plan approved by security holders - 2019 Quantum Computing Inc. Equity Incentive Plan, as amended	3,000,000	$2.02	0
Equity compensation not approved by shareholders (1)	3,276,640	$6.20	-

1)	In addition to the stock options issued pursuant to the Plan, the Company has issued 3,276,640 non-qualified stock options to employees and advisors outside of the Plan with a weighted average price of $6.20. The total number of stock options issued and outstanding as of March 28, 2023 is 10,193,737.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

The following is a summary of transactions since January 1, 2020 to which we have been or will be a party in which the amount involved exceeded or will exceed $532,926 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

There have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $532,926 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers CPA PC served as our independent registered public accountants for the years ended December 31, 2021 and 2022.

Audit Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were billed approximately $119,800 and $46,800, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, there were $9,020 and $1,900 for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were billed approximately $49,500 and $0, respectively, for professional services rendered by our independent auditors related to the Registration Statements on Form S-1 and Form S-3 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	ATM Agreement, dated as of December 5, 2022, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	12/05/2022
3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
3.3	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
4.3	Form of Promissory Note, dated October 14, 2019 and effective October 16, 2019	8-K	10.2	10/18/2019
4.4	Description of Securities				X
4.5	Form of Promissory Note	8-K	4.1	09/28/2022
10.1*	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2*	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.6	Form Subscription Agreement	10-12(g)	10.6	01/09/2019
10.7	Form Subscription Agreement	10-12(g)	10.7	01/09/2019
10.8	Form Subscription Agreement	10-12(g)	10.8	01/09/2019
10.9	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1/A	10.8	11/22/2019
10.10	Securities Purchase Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.1	10/18/2019
10.11	Form of Common Stock Purchase Warrant, dated October 14, 2019 and effective October 16, 2019	8-K	10.3	10/18/2019
10.11	Form of Registration Rights Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.4	10/18/2019
10.12	Securities Purchase Agreement	8-K	10.1	05/08/2020
10.13	Convertible Promissory Note	8-K	10.2	05/08/2020
10.14	Common Stock Purchase Warrant	8-K	10.3	05/08/2020
10.15	Equity Purchase Agreement	8-K	10.4	05/08/2020
10.16	Registration Rights Agreement	8-K	10.5	05/08/2020

10.17	Paycheck Protection Program Note, dated May 6, 2020, issued to BB&T/Truist Bank N.A.	8-K	10.1	05/08/2020
10.18	Amendment No. 1 to Warrant Agreement, dated February 14, 2020	8-K	10.1	02/25/2020
10.19	Form Subscription Agreement	8-K	10.1	08/03/2020
10.20	Form Warrant	8-K	10.2	08/03/2020
10.21	Form Stock Purchase Agreement	10-Q	10.3	11/13/2020
10.22	Form Warrant	10-Q	10.4	11/13/2020
10.23	Form Subscription Agreement	8-K	10.1	12/08/2020
10.24	Form Director Agreement	8-K	10.1	02/23/2021
10.25	Form Securities Purchase Agreement	8-K	10.1	11/17/2021
10.26	Form of Warrant	8-K	10.2	11/17/2021
10.27	Form of Registration Rights Agreement	8-K	10.3	11/17/2021
10.28	Form Amendment to Securities Purchase Agreement	8-K	10.1	12/17/2021
10.29	Form Amendment to Common Stock Purchase Warrant	8-K	10.2	12/17/2021
10.30*	William McGann Employment Agreement, dated January 3, 2022	8-K	10.2	01/03/2022
10.31*	Amended and restated Employment Agreement, dated April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.32*	Christopher Roberts Employment Agreement dated April 26, 2021	8-K	10.2	04/30/2021
10.33*	David Morris Employment Agreement dated April 29, 2021	8-K	10.3	04/30/2021
10.34	Note Purchase Agreement, dated February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.35	Unsecured promissory note dated February 18, 2022	8-K	10.2	02/23/2022
10.36	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang	8-K	10.1	05/23/2022
10.37	Escrow Agreement, dated June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.38	Stockholders Agreement	8-K	10.3	06/21/2022
10.39	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.40*	Employment Agreement, dated June 15, 2022, by and between Quantum Computing Inc., and Yuping Huang	8-K	10.5	06/21/2022
10.41	Note Purchase Agreement, dated September 23, 2022, by and between Quantum Computing Inc. and Streeterville Capital, LLC	8-K	10.1	09/28/2022
21.1	List of Subsidiaries				X
23.1	Consent of BF Borgers CPA PC				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2023	Quantum Computing Inc.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer, Treasurer	March 29, 2023
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer	March 29, 2023
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Yuping Huang	Chief Quantum Officer and Director	March 29, 2023
Dr Yuping Huang

/s/ Michael Turmelle	Director	March 29, 2023
Michael Turmelle

/s/ Bertrand Velge	Director	March 29, 2023
Bertrand Velge

/s/ Robert Fagenson	Director	March 29, 2023
Robert Fagenson

/s/ Dr. Carl Weimer	Director	March 29, 2023
Dr. Carl Weimer

QUANTUM COMPUTING INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

QUANTUM COMPUTING INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quantum Computing Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Computing Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

March 28, 2023

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$5,308,466	$16,738,657
Accounts Receivable	12,774	-
Prepaid expenses	224,302	482,998
Other current assets	42,105	-
Subtotal current assets	5,587,647	17,221,655
Fixed assets (net of depreciation)	975,169	41,348
Other Assets
Lease right of use	1,327,746	18,084
Security deposits	60,271	3,109
Intangible Assets-net of amortization	22,223,725	-
Goodwill	59,125,773	-
Subtotal Other Assets	82,737,515	21,193
Total assets	$89,300,331	$17,284,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$871,887	$464,870
Accrued expenses	3,559,981	478,505
Lease liability	1,357,924	18,084
Dividends payable - preferred	219,844	117,454
Loans payable – short term	535,684	-
Other current liabilities	-	3,385
Current liabilities – subtotal	6,545,320	1,082,298

Long term liabilities
Loans payable – long term	7,632,998	-
Accrued Interest – long term	225,282	-
Long term liabilities – subtotal	7,858,280	-
Total liabilities	14,403,600	1,082,298

Stockholders’ equity

Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,500,004 and 1,545,459 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively;3,079,864 shares of Series B Preferred Stock authorized, 0 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	150	154
Common stock, $0.0001 par value, 250,000,000 shares authorized; 55,963,334 and 29,156,815 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5,596	2,916
Additional paid-in capital	151,163,909	67,396,618
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	38,816,022	25,297,456
Accumulated deficit	(119,987,781)	(81,394,081)
Total stockholders’ equity	74,896,731	16,201,898)
Total liabilities and stockholders’ equity	$89,300,331	$17,284,196

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Operations

	Twelve Months Ended
	December 31,
	2022	2021
Total revenue	$135,648	$-
Cost of revenue	60,934	-
Gross profit	74,714	-
Salaries and Benefits	4,326,733	2,488,877
Consulting	1,278,170	1,076,901
Research & Development	4,561,794	2,585,796
Stock Based Compensation	17,761,467	9,401,345
Selling General & Administrative	8,725,892	1,577,174
Operating expenses	36,654,056	17,130,093

Loss from Operations	(36,579,342)	(17,130,093)

Other Income and Expense
Interest Income	46,891	7,378
Misc. Income – Government Grants	-	218,371
Interest Expense – Promissory Notes	(225,282)	-
Interest Expense –Warrants	-	(10,715,799)
Interest Expense – Preferred dividends	(889,219)	(117,454)
Interest Expense – Financing expenses	(946,748)	(161,250)
Net Other income (expense)	(2,014,358)	(10,768,754)

Income tax expense	-	-

Net loss	$(38,593,700)	$(27,898,847)

Weighted average shares – basic and diluted	55,963,334	29,156,815
Loss per share – basic and diluted	$(0.69)	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2020	0	0	27,966,096	$2,797	$68,067,282	$(53,495,234)	$14,574,845

Issuance of shares for cash	1,545,459	154	180,000	18	8,936,077	-	8,936,249
Issuance of shares for services	-	-	1,010,719	101	1,764,022	-	1,764,123
Warrants	-	-			10,715,799	-	10,715,799
Stock Options					8,109,729	-	8,109,729
Net loss	-	-			-	(27,898,847)	(27,898,847)
BALANCES, December 31, 2021	1,545,459	154	29,156,815	$2,916	$97,592,909	$(81,394,081)	$16,201,898

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31, 2022

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2021	1,545,459	154	29,156,815	$2,916	$97,592,909	$(81,394,081)	$16,201,898

Cancellation of shares	-	-	(11,444)	(1)	-	-	(1)
Issuance of shares for services			135,000	14	319,936	-	319,950
Conversion of Preferred	(45,455)	(4)	47,728	4	-	-	-
Shares issued for merger with QPhoton			26,615,235	2,662	68,722,315	-	68,724,976
Warrants issued for merger with QPhoton	-	-			14,358,891	-	14,358,891
Preferred OID Amortization					318,750		318,750
Stock Options					13,518,567	-	13,518,567
Stock based compensation			20,000	2	47,398	-	47,400
Net loss	-	-			-	(38,593,700)	(38,593,700)
BALANCES, December 31, 2022	1,500,004	150	55,963,334	$5,596	$194,878,766	$(119,987,781)	$74,896,731

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

For the Twelve Months Ended December 31, 2022 and 2021

	Twelve Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,593,700)	$(27,898,847)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	52,181	8,998
Amortization of intangibles	3,248,495	-
Stock based compensation	13,885,913	10,203,853
Warrant expense	-	10,715,799
Accrual of debt discount	132,998	-
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	(12,774)	-
Prepaid expenses	274,807	(442,224)

Accounts payable	218,574	98,164
Accrued expenses	3,106,955	487,828
Dividends payable	102,390
Other current liabilities	(3,385)	3,385
Operating lease payments	30,178	-

CASH USED IN OPERATING ACTIVITIES	(17,557,368)	(6,823,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(869,687)	(19,391)
Other Assets – Security Deposits	40,606	(3,109)
Other Current Assets	(42,105)	-
Net cash used for QPhoton merger	(1,356,071)
CASH USED IN INVESTING ACTIVITIES	(2,227,257)	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES

Term Loans	8,035,684	-
PPP loan forgiveness	-	(218,371)
Preferred stock conversion	47,723
Preferred stock OID accrual	271,027
Proceeds from stock issuance	-	8,606,250
CASH PROVIDED BY FINANCING ACTIVITIES	8,354,434	8,387,879

Net increase (decrease) in cash	(11,430,191)	1,542,335

Cash, beginning of period	16,738,657	15,196,322

Cash, end of period	$5,308,466	$16,738,657

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Lease right to use asset	$(1,302,851)	$(18,084)

NON-CASH FINANCING ACTIVITIES
Common stock, preferred stock and warrants issued in connection with QPhoton, Inc. merger	83,083,867	-

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Note 1 – Nature of the Organization and Business

Corporate History

Quantum Computing was formed in the State of Nevada on July 25, 2001, under its prior name, Ticketcart, Inc. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from "IBGH” to “QUBT”. On July 15, 2021 the Company uplisted to The NASDAQ Stock Market. On June 16, 2022, the Company merged with QPhoton, Inc., a developer of quantum photonic systems and related technologies and applications.

Nature of Business

The Company is a developer of full stack quantum computing systems, including hardware platforms and ready-to-run software for complex optimization computations. The Company was founded in 2018 by leaders in supercomputing, mathematics, and massively parallel programming to solve the enormous challenge with quantum computing in terms of the high cost and lengthy times required for quantum software development. While much of the market focuses on Quantum Processing Unit (QPU) hardware, QCI’s experts realized that the quantum marketplace and vendors were limiting access to quantum computers due to the complexity of programming them. At the present time, only a very limited number of highly specialized quantum experts are able to use software development toolkits (“SDKs”) to create these critical programs and applications. The Company’s software solution, Qatalyst, enables subject matter experts (SMEs) to run existing software on quantum processing units without the need for specialized programming with SDKs. As a result of the merger with QPhoton, Inc. in June 2022, the Company is now able to offer photonic quantum computing systems and related services.

Note 2 - Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation:

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including ASC 810, Consolidation. The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company’s fiscal year end is December 31.

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended December 31, 2022, the Company had $135,648 in revenues, a net loss of $38,593,700 and had net cash used in operations of $17,557,368. Additionally, as of December 31, 2022, the Company had a working capital deficit of $957,673 and an accumulated deficit of $119,987,781. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company’s patent applications and ultimately achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2022 and 2021, there were no cash equivalents. The Company maintains its cash in deposit accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

Use of Estimates:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, stockholders equity-based transactions and liquidity assessment .. Actual results may differ from these estimates.

Revenue

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers, by analyzing contracts with its customers using a five-step approach:

1.	Identify the contract

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The Company recognized no revenue in 2021 and in 2022 all revenue was derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable principally consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. During 2022 certain accounts receivable, attributable to a single customer, were determined not to be collectible and management recorded an allowance for doubtful accounts and wrote off the uncollectible receivables against that account. The accounts receivable as of December 31, 2022 are considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2022 and 2021 we had no finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The Company is currently leasing space in four locations, Arlington, VA, Leesburg, VA, Minneapolis, MN and Hoboken, NJ, and we have recognized right-of-use assets and lease liabilities accordingly. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease, or if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For our real estate and other operating leases, we use our secured incremental borrowing rate. For our finance leases, we use the rate implicit in the lease or our secured incremental borrowing rate if the implicit lease rate cannot be determined.

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded withing general and administrative expenses.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

Stock Based Compensation

The Company has adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of ASC 718, Share-Based Payment, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that ASC 718 does not apply to share based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers

Stock-based compensation expense is recorded for all option grants and awards of non-vested stock and recognized in the financial statements based on the grant date fair value of the awards granted. Stock-based compensation is recognized as expense over the requisite service period, which generally represents the vesting period. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date. The Company estimates a rate of forfeiture when recording stock option expense. The assumptions and estimates involved in the Black-Scholes model require significant judgement and any changes could have a material impact in the determination of stock-based compensation expense

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Note 3 – Business Combinations

Merger with QPhoton, Inc.

On May 19, 2022, the Company, QPhoton, and Yuping Huang, the principal stockholder of QPhoton (“Mr. Huang”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire QPhoton through a series of merger transactions (collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). On June 16, 2022, all conditions precedent having been met or waived by the Parties, the Company Closed the Transaction with QPhoton.

Pursuant to the Merger Agreement, immediately following the closing of the Transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub I (a wholly owned subsidiary of the Company) merged with and into QPhoton, with QPhoton surviving the merger as a wholly-owned subsidiary of the Company, immediately after which the surviving corporation merged with and into Merger Sub II (also a wholly owned subsidiary of the Company), with Merger Sub II surviving the merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). The merger consideration to be paid to the stockholders of QPhoton (the “Merger Consideration”) consists of (i) 5,802,206 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (ii) 2,377,028 shares of a new series of the Company’s preferred stock, par value $0.0001 per share, to be designated Series B convertible preferred stock (“Series B Preferred Stock”), and (iii) warrants to purchase up to 7,028,337 shares of Common Stock (the “Warrants”). Each share of Series B Preferred Stock converts into ten (10) shares of the Company’s common stock. The Merger Consideration for stockholders Yuping Huang and Stevens Institute of Technology was issued in 2022 and the remaining Merger Consideration for the other stockholder of QPhoton will be issued upon presentation of certain required documents and surrender of their QPhoton shares.

Note Purchase Agreement – the Company and QPhoton

On February 18, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with QPhoton, pursuant to which the Company agreed to loan money to QPhoton using two unsecured promissory notes (each, a “Note”), each in the principal amount of $1,250,000, subject to the terms and conditions of the Note Purchase Agreement. Also on February 18, 2022, pursuant to the terms of the Note Purchase Agreement, the Company loaned the principal amount of $1,250,000 to QPhoton. On April 1, 2022, pursuant to the terms of the Note Purchase Agreement, the Company loaned the principal amount of $1,250,000 to QPhoton, for a total loan under the two Notes of $2,500,000.

The Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The Notes issued under the Note Purchase Agreement, including the Notes issued on February 18, 2022 and April 1, 2022, provide that the indebtedness evidenced by the applicable Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the Notes) of QPhoton or (iii) an event of default. As a result of the merger, the Note and accrued interest is eliminated through consolidation. However, the two Notes were not forgiven or converted to equity.

Note 4 – Intangible Assets and Goodwill

As a result of the merger with QPhoton, the Company has the following amounts related to intangible assets:

	Intangible Assets as of:
Amortizable Intangible Assets	December 31,		Amortizable
	2022	2021	Life
Customer relationships	$10,000,000	$-	3 years
Non-compete agreement with founder	500,000	-	3 years
Website domain name and trademark	1,000,000	-	5 years
Employment agreements	2,250,000	-	2 years
Technology and licensed patents	11,722,220	-	10 years
Less: accumulated amortization	(3,248,495)	-
Net intangible assets	$22,223,725	$-

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

The aggregate amortization expense of the Company’s intangible assets for the years ended December 31, 2022 and 2021 was $ 3,248,495 and $0, respectively. The Company expects future amortization expense to be the following:

Amortization
2023	$5,997,222
2024	5,387,847
2025	2,976,389
2026	1,372,222
2027	1,263,889
Thereafter (2028-2032)	5,226,156
Total	$22,223,725

The Company recorded goodwill resulting from the merger with QPhoton, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $59,125,773.38 resulting from the QPhoton merger. The following table provides a summary of the changes in goodwill for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Goodwill, at beginning of year	$-	$-
Goodwill additions	59,125,773	-
Goodwill deductions or impairment	-	-
Goodwill, at end of year	$59,125,773	$-

The Company tested the intangible assets and goodwill for impairment as of December 31, 2022 and concluded there was no impairment of intangible assets or goodwill at that time.

Note 5 – Income Taxes:

The Company has made no provision for income taxes because there has been no taxable income.

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

	December 31,
	2022	2021
Net operating loss carry-forwards	$9,703,519	$4,823,063
Valuation allowance	(9,703,519)	(4,823,063)
Net deferred tax assets	$-	$-

At December 31, 2022, the Company had net operating loss carry forwards of approximately $9,703,519.

Net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and the Company anticipates that no more than an insignificant portion of this net operating allowance will ever be used against future taxable income. FASB Codification ASC 740 requires changes in recognition and measurement for uncertain tax positions. The Company has analyzed its tax positions and concluded that it is not aware of any uncertain tax positions. If this conclusion changes, the Company will assess the impact of any such changes on its financial position and the results of operations.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Note 6 – Financial Accounting Developments:

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

Note 7 – Property and Equipment

	December 31,	December 31,
Classification	2022	2021
Hardware & Equipment	$1,026,829	$59,717
Software	18,889	0
Total cost of property and equipment	1,045,718	59,717
Accumulated depreciation	70,549	18,369
Property and equipment, net	$975,169	$41,348

The Company acquired $986,002 of Property and Equipment during the twelve months ended December 31, 2022. Of the total amount acquired, $116,315 was acquired through the merger with QPhoton. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods. The Company depreciates computer and laboratory equipment over a period of five years and software over a period of three years. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense.

Note 8 – Loans

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (the “SBA”) as a response to the economic uncertainty resulting from COVID-19. Congress amended the CARES Act on December 27, 2020. The CARES Act established the Paycheck Protection Program (the “PPP”) to loan money to small businesses to enable them to continue to meet payroll obligations in the face of business interruptions and loss of revenue due to COVID-19 related restrictions. On May 6, 2020, the Company executed an unsecured promissory note (the “Note”) with BB&T/Truist Bank N.A. to borrow the amount of $218,371 under the PPP

In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan exclusively for qualified expenses under the PPP, including payroll costs, mortgage interest, rent and utility costs. The Company applied for forgiveness of the entire PPP Loan balance, and in June 2021 the SBA informed the Company that the full balance of the PPP Loan had been forgiven, along with accrued interest. Upon notification from the SBA that the PPP Loan balance had been forgiven, the Company reclassified the PPP Loan balance to other income.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Notes Payable – BV Advisory Partners, LLC

As part of our business combination with QPhoton in June 2022, we acquired a note payable to BV Advisory Partners, LLC. On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory. Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, QPhoton and BV Advisory, a related party shareholder, entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured 2 years from the grant date. However, QPhoton only received approximately $375,000 in cash proceeds as $125,041 was paid by BV Advisory directly to The Trustees of the Stevens Institute of Technology (“Stevens Institute”) on behalf of QPhoton, to satisfy QPhoton’s obligations to reimburse costs incurred under the terms of their patent License agreement with the Stevens Institute.

On June 16, 2022 the Company tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes. The BV Notes and accrued interest are recorded as short-term liabilities. On August 15, 2022, BV Advisory Partners, LLC (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”).  BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.).  The Plaintiff is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between the Plaintiff and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc.  The Company believes that the Plaintiff’s claims have no merit and intends to defend itself vigorously.  The Company filed a motion to dismiss the complaint in December 2022, and in March 2023 Plaintiff filed a motion for leave to file a second amended complaint. At this time that motion is under consideration. The Company does not believe it is necessary to accrue an amount in addition to the principal and interest on the BV Notes, at this time.

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

The Note sets forth certain standard events of default (such event, an “Event of Default”) that generally, if uncured within seven (7) trading days, may result in the discretion of the Investor in certain penalties under the terms of the Note. In this regard, upon an Event of Default, Investor may accelerate the Note by written notice to the Company, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (as defined in the Note). Additionally, upon written notice given by Investor to the Company, interest shall accrue on the Outstanding Balance beginning on the date the applicable Event of Default occurred at an interest rate equal to the lesser of fifteen percent (15%) per annum simple interest or the maximum rate permitted under applicable law upon an Event of Default.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Note 9 – Capital Stock:

On July 13, 2021 the Company entered into a three-month agreement with Axis Partners, Inc., an investor relations firm, pursuant to which the firm received monthly payments of $20,000 and a grant of 15,000 shares of the Company’s common stock.

On July 14, 2021 the Company entered into a one-year consulting agreement with a business development professional, pursuant to which the Company issued the consultant 86,113 shares of the Company’s common stock. These shares vested at the rate of 5,000 shares per month over the term of the agreement.

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

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and liquidation rights. Each holder of Series A Preferred Stock is entitled to receive, with respect to each share of Series A Preferred Stock then outstanding and held by such holder, dividends at the rate of ten percent (10%) per annum (the “Preferred Dividends.”) The Company is obligated to pay the Preferred Dividends quarterly, in arrears, within fifteen (15) days of the end of each quarter. The Company has the option to pay the Preferred Dividends in cash or in Company Common Stock, at a price per share of Common Stock equal to the average of the Closing Sale Price of the Common Stock for the five (5) Trading Days preceding the applicable Dividend Payment Date. The Preferred Dividends are accrued monthly, but not compounded, and are recorded as interest expense, because the Preferred Dividends are mandatory and not declared at the discretion of the Board of Directors.

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

Note 10 – Stock Based Compensation

Incentive Plans and Options

The Company’s 2019 Equity and Incentive Plan, as amended in 2021 (the “2019 Plan”) enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3,000,000 shares of common stock. All 3,000,000 shares available for issue under the 2019 Plan have been issued.

On July 5, 2022, the Board of Directors adopted the Company’s 2022. Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16,000,000 shares of the Company’s common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. As of December 31, 2022, a total of 5,318,267 shares were issued under the 2022 Plan.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Twelve Months Ended
	December 31,
	2022	2021
Exercise price	$1.67 – 2.56	$5.20 – 12.72
Risk-free interest rate	0.58 – 3.98%	0.04 – 0.08%
Expected volatility	336 – 369%	390 – 415%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

The following table summarizes the Company’s option activity since December 31, 2021:

	Weighted	Weighted
	Average	Average
	Number	Exercise	Contractual
	of Shares	Price	Term
			(in years)
Outstanding as of December 31, 2021	5,196,640	$7.68	2.5
Granted	6,868,267	2.38
Exercised	-	-
Forfeited	(2,463,670)	3.26
Outstanding as of December 31, 2022	9,601,237	$4.02	2.6
Vested as of December 31, 2022	6,684,833	$4.22	3.1

The following table summarizes the exercise price range as of December 31, 2022:

Exercise Price	Outstanding Options	Exercisable Options
$1.00	408,970	329,320
$1.45	225,000	225,000
$1.67	50,000	-
$1.95	280,000	263,335
$2.37	5,153,267	4,050,000
$2.40	1,062,500	418,318
$2.56	287,500	-
$2.61	150,000	72,224
$3.58	65,000	43,335
$3.98	66,000	44,002
$5.69	12,500	12,500
$5.70	25,000	8,332
$6.11	25,000	8,332
$6.49	52,500	17,496
$6.60	50,000	16,665
$6.70	200,000	66,660
$6.85	650,000	383,320
$7.00	18,000	5,999
$7.55	7,500	7,500
$8.85	100,000	33,330
$10.00	650,000	650,000
$11.51	50,000	16,665
$11.65	12,500	12,500
	9,601,237	6,684,833

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $2.38 per share and $7.30 per share, respectively.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Twelve Months Ended
	December 31,
	2022	2021
Research and development	2,758,465	6,781,898
General and administrative	15,003,002	2,619,447
Total stock-based compensation	$17,761,467	$9,401,345

As of December 31, 2022, total unrecognized compensation cost related to common stock options was $7.6 million, which is expected to be recognized over a period of 2.8 years.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Warrants

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00. Those warrants are exercisable for five years from the date of issuance. In connection with an offering of Series A Convertible Preferred stock in November 2021, the Company issued warrants to purchase 1,545,459 shares of the Company’s common stock at an exercise price of $7.00. Those warrants are exercisable for two years from the date of issuance. In connection with the QPhoton merger on June 16, 2022, the Company issued warrants to purchase 6,325,503 shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued and outstanding as of June 15, 2022, are exercised. The following table summarizes the warrants outstanding at December 31, 2022:

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171,000	(150,000)	-	21,000
November 15, 2021	November 15, 2023	$7.00	1,545,459	-	-	1,545,459
June 16, 2022	May 9, 2027	$0.0001	6,325,503	-	(1,254,496)	5,071,007

Note 11 – Related Party Transactions

There were no related party transactions during the twelve-month periods ended December 31, 2022 and December 31, 2021.

Note 12 – Operating Leases:

The Company leases space in four different locations, Arlington, VA, Leesburg, VA, Hoboken, NJ and Minneapolis, MN, under lease agreements which expire at various dates through September 30, 2027. The Company’s leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidate balance sheet as of December 31, 2022:

Year	Lease Payments Due
2023	$341,952
2024	$332,762
2025	$341,081
2026	$349,608
2027	$267,092
Less: imputed Interest	$(380,239)
Present Value of operating lease liabilities	$1,252,254

Other information related to operating lease liabilities consists of the following:

	Year Ended December 31,
	2022	2021

Cash paid for operating lease liabilities	$125,238	$26,519
Weighted average remaining lease term in years	4.7	0.8
Weighted average discount rate	10%	10%

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Note 13 – License Agreement – Stevens Institute of Technology

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

As of December 31, 2022 the Company has not yet begun to commercialize or sublicense any of the licensed technology and therefore does not owe the Stevens Institute any royalties.

Note 14 – Subsequent Events:

On January 17, 2023, the Company received a subcontract award from SSAI in the amount of $95,000 to support NASA to test quantum photonic sensing solutions for monitoring climate change. Under the subcontract, QCI will test an existing LiDAR system designed to remotely measure the physical properties of different types of snowpacks, including the density, particle size and depth.  The period of performance of the subcontract runs through May 31, 2021. Upon successful completion of this testing, if approved by NASA, QCI may proceed with airborne testing with the ultimate goal to position the QCI LiDAR units on satellites to create a network for monitoring snow levels globally.

On January 20, 2023 the Company issued 750,000 shares of common stock to Draper, Inc. and 750,000 shares of common stock to Carriage House Capital, Inc. as compensation for services rendered in support of the QPhoton merger.

From January 19 through March 28, 2023, the Company sold 3,021,632 shares of common stock through its At The Market (ATM) facility, managed by Ascendiant Capital, at an average price of $2.17. The Company received gross proceeds of $6,551,456 and paid a fee of three percent (3%) to Ascendiant Capital.

On February 6, 2023, the Company announced the launch of a new subsidiary, QI Solutions, Inc., to deliver quantum products and services to the government and defense markets. Strategically headquartered in Arizona, the new initiative will be headed by Sean Gabeler, a 30-year Special Operations officer and highly decorated multi war combat veteran with a proven applied technology expertise in adapting commercial technology to government solutions.

On February 9, 2023, one of the investors in the Series A Convertible Preferred financing round, Greenfield Children, LLC, converted 10,000 shares of Series A Convertible Preferred stock plus accrued dividends into 11,096 shares of the Company’s Common Stock.

On February 14, 2023, the Company commenced its cyber security product launch as international patents were awarded in Europe and China on the technology for addressing unconditional network security, including a method for quantum authentication. The US patent for this technology is currently pending. This breakthrough patent fills a critical security breach vulnerability by offering a way to effectively protect information in a zero-trust environment and thereby safeguarding the entire network at all points of slippage.

There are no other events of a subsequent nature that in management’s opinion are reportable.