Form 10-K/A
period 2022-12-31
Quantum Computing Inc.
filed 2023-04-14
CIK 1758009

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

Documents Incorporated by Reference

N/A

EXPLANATORY NOTE

Quantum Computing Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 30, 2023 (the “Original Form 10-K”), for the purpose of (i) correcting a scrivener’s error in Item 7 of Part II of the Original Form 10-K to disclose that our net loss for the 12 months ended December 31, 2022 was $38,593,700, and not $36,593,700; (ii) correcting a scrivener’s error in the Summary Compensation Table in Item 11 of Part III of the Original Form 10-K to disclose that Christopher Roberts’ bonus in 2022 was $52,853; (iii) correcting a scrivener’s error in the Summary Compensation Table in Item 11 of Part III of the Original Form 10-K to disclose that William J. McGann’s total compensation in 2022 was $4,058,018 (iv) correcting our disclosure in the Outstanding Equity Awards at Fiscal Year End Table in Item 11 of Part III of the Original Form 10-K to disclose that there are no Stock Awards held by Robert Liscouski that have not yet vested; and (v) correcting our disclosure in the Outstanding Equity Awards at Fiscal Year End Table in Item 11 of Part III of the Original Form 10-K to disclose that there are no Stock Awards held by Christopher Roberts that have not yet vested.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Accordingly, this Amendment consists only of the facing page, this explanatory note, Item 7 of Part II of Form 10-K, Item 11 of Part III of Form 10-K, Item 15 of Part III of Form 10-K, the signature pages to Form 10-K and the submitted exhibits. The Original Form 10-K is otherwise unchanged and has been omitted. This Amendment should be read in conjunction with the Original Form 10-K. Further, this Amendment does not reflect any subsequent events occurring after the original filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K except as described above.

i

PART II

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

Net Loss

Our net loss for the twelve months ended December 31, 2022 was $38,593,700 as compared with a net loss of $27,898,847 for the comparable prior year period, an increase of $10,694,853 or 38%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $1,782,545 increase in interest expense related to preferred stock dividends, amortization of the Original Issue Discount for the Series A Convertible Preferred Stock, financing costs and accrued interest on term loans, offset by a $10,715,799 decrease in interest expense related to the warrant issuance that occurred in 2021. In addition, there was a decrease in other income of $178,860 in the current year, primarily related to the forgiveness of the SBA PPP Loan in 2021.

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

PART III

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2022 and 2021.

2022 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Liscouski	2022	402,839	180,000	0	4,510,500	0	0	0	5,093,339
Chief Executive Officer (PEO)	2021	361,900	190,000	0	1,712,500	0	0	0	2,264,400
		—	—	—	—	—	—	—	—

Christopher Roberts	2022	303,810	52,853	0	1,185,000	0	0	0	1,541,663
Treasurer (PFO)	2021	214,170	0	0	2,740,000	0	0	0	2,954,170
		—	—	—	—	—	—	—	—

William J. McGann	2022	403,768	250	0	3,654,000	0	0	0	4,058,018
Chief Operating Officer and	2021	0	0	0	0	0	22,903	0	22,903
Chief Technology Officer		—	—	—	—	—	—	—	—

David Morris,	2022	416,415	69,578	0	118,500	0	0	0	604,493
Chief Revenue Officer	2021	263,945	0	0	1,340,000	0	0	0	1,603,945
		—	—	—	—	—	—	—	—

Dr. Yuping Huang,	2022	216,830	0	0	948,000	0	0	0	1,164,830
Chief Quantum Officer (1)

(1)	Dr. Huang was appointed as Chief Quantum Officer of the Company on June 15, 2022.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2022:

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Robert Liscouski	50,000	25,000	1.00	May 22 2025	0	0
Robert Liscouski	250,000	0	6.85	April 26, 2026
Robert Liscouski	83,325	166,675	2.40	January 24, 2027
Robert Liscouski	1,572,224	77,776	2.37	October 17, 2027
Christopher Roberts	30,000	15,000	1.00	May 1, 2025	0	0
Christopher Roberts	233,333	166,667	6.85	April 26, 2026
Christopher Roberts	500,000	0	2.37	October 17, 2027
William J. McGann	178,333	356,667	2.40	January 3, 2027	0	0
William J. McGann	1,000,000	0	2.37	October 17, 2027
David Morris	50,000	200,000	6.70	April 29, 2026	0	0
David Morris	0	50,000	2.37	October 17, 2027	0	0
Dr. Yuping Huang	100,000	300,000	2.37	October 12, 2027	0	0

Director Compensation

The Company’s independent directors each received compensation of $13,000 per quarter for their services as directors in fiscal year 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	ATM Agreement, dated as of December 5, 2022, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	12/05/2022
3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
3.3	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
4.3	Form of Promissory Note, dated October 14, 2019 and effective October 16, 2019	8-K	10.2	10/18/2019
4.4	Description of Securities	10-K	4.4	03/30/2023
4.5	Form of Promissory Note	8-K	4.1	09/28/2022
10.1*	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2*	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.6	Form Subscription Agreement	10-12(g)	10.6	01/09/2019
10.7	Form Subscription Agreement	10-12(g)	10.7	01/09/2019
10.8	Form Subscription Agreement	10-12(g)	10.8	01/09/2019
10.9	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1/A	10.8	11/22/2019
10.10	Securities Purchase Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.1	10/18/2019
10.11	Form of Common Stock Purchase Warrant, dated October 14, 2019 and effective October 16, 2019	8-K	10.3	10/18/2019
10.11	Form of Registration Rights Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.4	10/18/2019
10.12	Securities Purchase Agreement	8-K	10.1	05/08/2020
10.13	Convertible Promissory Note	8-K	10.2	05/08/2020
10.14	Common Stock Purchase Warrant	8-K	10.3	05/08/2020
10.15	Equity Purchase Agreement	8-K	10.4	05/08/2020
10.16	Registration Rights Agreement	8-K	10.5	05/08/2020

10.17	Paycheck Protection Program Note, dated May 6, 2020, issued to BB&T/Truist Bank N.A.	8-K	10.1	05/08/2020
10.18	Amendment No. 1 to Warrant Agreement, dated February 14, 2020	8-K	10.1	02/25/2020
10.19	Form Subscription Agreement	8-K	10.1	08/03/2020
10.20	Form Warrant	8-K	10.2	08/03/2020
10.21	Form Stock Purchase Agreement	10-Q	10.3	11/13/2020
10.22	Form Warrant	10-Q	10.4	11/13/2020
10.23	Form Subscription Agreement	8-K	10.1	12/08/2020
10.24	Form Director Agreement	8-K	10.1	02/23/2021
10.25	Form Securities Purchase Agreement	8-K	10.1	11/17/2021
10.26	Form of Warrant	8-K	10.2	11/17/2021
10.27	Form of Registration Rights Agreement	8-K	10.3	11/17/2021
10.28	Form Amendment to Securities Purchase Agreement	8-K	10.1	12/17/2021
10.29	Form Amendment to Common Stock Purchase Warrant	8-K	10.2	12/17/2021
10.30*	William McGann Employment Agreement, dated January 3, 2022	8-K	10.2	01/03/2022
10.31*	Amended and restated Employment Agreement, dated April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.32*	Christopher Roberts Employment Agreement dated April 26, 2021	8-K	10.2	04/30/2021
10.33*	David Morris Employment Agreement dated April 29, 2021	8-K	10.3	04/30/2021
10.34	Note Purchase Agreement, dated February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.35	Unsecured promissory note dated February 18, 2022	8-K	10.2	02/23/2022
10.36	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang	8-K	10.1	05/23/2022
10.37	Escrow Agreement, dated June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.38	Stockholders Agreement	8-K	10.3	06/21/2022
10.39	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.40*	Employment Agreement, dated June 15, 2022, by and between Quantum Computing Inc., and Yuping Huang	8-K	10.5	06/21/2022
10.41	Note Purchase Agreement, dated September 23, 2022, by and between Quantum Computing Inc. and Streeterville Capital, LLC	8-K	10.1	09/28/2022
21.1	List of Subsidiaries	10-K	21.1	03/30/2023
23.1	Consent of BF Borgers CPA PC	10-K	23.1	03/30/2023
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	03/30/2023
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	03/30/2023
31.3	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.4	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	10-K	32.1	03/30/2023
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**	10-K	32.2	03/30/2023
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2023	Quantum Computing Inc.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer, Treasurer	April 14, 2023
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer	April 14, 2023
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Yuping Huang	Chief Quantum Officer and Director	April 14, 2023
Dr Yuping Huang

/s/ Michael Turmelle	Director	April 14, 2023
Michael Turmelle

/s/ Bertrand Velge	Director	April 14, 2023
Bertrand Velge

/s/ Robert Fagenson	Director	April 14, 2023
Robert Fagenson

/s/ Dr. Carl Weimer	Director	April 14, 2023
Dr. Carl Weimer

