Form 10-Q
period 2023-03-31
Quantum Computing Inc.
filed 2023-05-12
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 9, 2023, there were 61,512,111 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM COMPUTING INC.

Index to the Consolidated Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$6,764,866	$5,308,466
Accounts Receivable	63,005	12,774
Prepaid expenses	224,333	224,302
Other current assets	42,388	42,105
Subtotal current assets	7,094,592	5,587,647
Fixed assets (net of depreciation)	1,309,100	975,169
Other Assets
Lease right of use	1,212,918	1,327,746
Security deposits	60,271	60,271
Intangible Assets-net of amortization	20,724,419	22,223,725
Goodwill	59,125,773	59,125,773
Subtotal Other Assets	81,123,381	82,737,515
Total assets	$89,527,073	$89,300,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$922,032	$871,887
Accrued expenses	1,718,823	3,559,981
Lease liability	1,245,861	1,357,924
Dividends payable - preferred	215,119	219,844
Loans payable – short term	8,287,969	535,684
Accrued interest – short term	182,046	-
Current liabilities – subtotal	12,571,850	6,545,320

Long term liabilities
Loans payable – long term	4,114	7,632,998
Accrued Interest – long term	7,759	225,282
Long term liabilities – subtotal	11,873	7,858,280
Total liabilities	12,583,723	14,403,600

Stockholders’ equity

Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,490,004 and 1,500,004 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; 3,079,864 shares of Series B Preferred Stock authorized, 0 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	149	150
Common stock, $0.0001 par value, 250,000,000 shares authorized; 60,496,062 and 55,963,334 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6,049	5,596
Additional paid-in capital	157,348,323	151,163,909
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	43,183,914	38,816,022
Accumulated deficit	(128,493,920)	(119,987,781)
Total stockholders’ equity	76,943,350	74,896,731
Total liabilities and stockholders’ equity	$89,527,073	$89,300,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Total revenue	$120,530	$31,240
Cost of revenue	56,239	11,568
Gross profit	64,291	19,672
Salaries and Benefits	1,453,634	1,116,228
Consulting	225,040	370,881
Research & Development	1,534,597	1,024,587
Stock Based Compensation	1,968,814	3,079,803
Selling General & Administrative	2,669,716	1,137,104
Operating expenses	7,851,801	6,728,603

Loss from Operations	(7,787,510)	(6,708,931)

Other Income and Expense
Interest Income	31,845	10,864
Misc. Income – Government Grants	-	-
Interest Expense – Promissory Notes	(214,523)	-
Interest Expense –Warrants	-	-
Interest Expense – Preferred dividends	(215,715)	(223,125)
Interest Expense – Financing expenses	(320,236)	(212,500)
Net Other income (expense)	(718,629)	(424,761)

Income tax expense	-	-

Net loss	$(8,506,139)	$(7,133,692)

Weighted average shares – basic	60,496,062	29,156,815
Weighted average shares – diluted	78,817,239	38,135,094
Loss per share – basic	$(0.14)	$(0.24)
Loss per share - diluted	$(0.11)	$(0.19)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCES, December 31, 2021	1,545,459	154	29,156,815	$2,916	$97,592,909	$(81,394,081)	$16,201,898

Warrants & Preferred OID	-	-			212,500	-	212,500
Stock Options					2,985,453	-	2,985,453
Net loss	-	-			-	(7,133,692)	(7,133,692)
BALANCES, March 31, 2022	1,545,459	154	29,156,815	$2,916	$100,790,862	$(88,527,773)	$12,266,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCES, December 31, 2022	1,500,004	150	55,963,334	$5,596	$194,878,766	$(119,987,781)	$74,896,731
Issuance of shares for cash			3,021,632	302	6,551,153		6,551,455
Issuance of shares for services			1,500,000	150	2,324,850	-	2,325,000
Conversion of Preferred	(10,000)	(1)	11,096	1	596	-	596

Stock Options					1,675,707	-	1,675,707
Net loss	-	-			-	(8,506,139)	(8,506,139)
BALANCES, March 31, 2023	1,490,004	149	60,496,062	$6,049	$205,431,072	$(128,493,920)	$76,943,350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,506,139)	$(7,133,692)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44,822	3,042
Amortization of intangibles	1,499,306	-
Stock based compensation	4,000,707	2,985,453
Accrual of debt discount	123,401	-
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	(50,231)	(25,048)
Prepaid expenses	(30)	30,414
Accounts payable	49,863	332,135
Accrued expenses	(1,876,635)	(470,365)
Dividends payable	(4,129)	105,671
Operating lease liability	2,764	(21,443)

CASH USED IN OPERATING ACTIVITIES	(4,716,301)	(4,193,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets – Computer Software and Equipment	(378,754)	(3,383)
Other Current Assets	-	9,428
Loan Receivable	-	(1,250,000)
CASH USED IN INVESTING ACTIVITIES	(378,754)	(1,243,955)

CASH FLOWS FROM FINANCING ACTIVITIES

Preferred stock OID accrual	-	212,500
Proceeds from stock issuance (ATM facility)	6,551,455	-
CASH PROVIDED BY FINANCING ACTIVITIES	6,551,455	212,500

Net increase (decrease) in cash	1,456,400	(5,225,288)

Cash, beginning of period	5,308,466	16,738,657

Cash, end of period	$6,764,866	$11,513,369

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$250,000	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Lease right to use asset	$-	$(9,428)

NON-CASH FINANCING ACTIVITIES
	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

Note 1 – Nature of the Organization and Business

Corporate History

Quantum Computing, Inc. (“Quantum” or the “Company”) was formed in the State of Nevada on July 25, 2001, under its prior name, Ticketcart, Inc. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from "IBGH” to “QUBT”. On July 15, 2021 the Company uplisted to The NASDAQ Stock Market. On June 16, 2022, the Company merged with QPhoton, Inc., a developer of quantum photonic systems and related technologies and applications.

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

Liquidity

On October 28, 2022 the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on November 8, 2022 (the “2022 shelf”). Under the 2022 Shelf at the time of effectiveness, the Company had the ability to raise up to $100 million by selling common stock, preferred stock, debt securities, warrants and units. On December 5, 2022, the Company entered into an At the Market Issuance Sales Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) relating to the sale of its common stock, and incorporated the ATM Agreement into the 2022 Shelf by amendment that was declared effective January 10, 2023.

Under the terms of the ATM Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $25 million through Ascendiant. Sales of common stock, if any, will be made by any method permitted that is deemed an ”at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital, and possible future acquisitions. There were 3,021,632 shares of common stock sold under the ATM Agreement during the three months ended March 31, 2023 and no shares of common stock sold under the ATM Agreement during the three months ended March 31, 2022. As of March 31, 2023, the Company has utilized $6.6 million of the 2022 Shelf. The Company has approximately $93.4 million available under the 2022 Shelf and $18.4 million available under the 2022 Shelf as of March 31, 2023.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

Note 2 – Significant Accounting Policies:

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

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the quarter ended March 31, 2023, the Company had $120,530 in revenues, a net loss of $8,506,139 and had net cash used in operations of $4,716,301. Additionally, as of March 31, 2023, the Company had a working capital deficit of $5,477,258 and an accumulated deficit of $128,493,920. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of these unaudited financial statements. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2023, the Company had invested $5,780,468 in a highly liquid money market fund managed by Morgan Stanley. The Company maintains the balance of its operating cash in deposit accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

Use of Estimates:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, stockholders equity-based transactions and liquidity assessment. Actual results may differ from these estimates.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The Company recognized revenue in 2023 and in 2022 from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable principally consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. During 2022 certain accounts receivable, attributable to a single customer, were determined not to be collectible and management recorded an allowance for doubtful accounts and wrote off the uncollectible receivables against that account. The accounts receivable as of March 31, 2023 and December 31, 2022 are considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

Operating Leases - ASC 842

The Company has adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”) which requires the recognition of the right-of-use assets and relating operating and finance lease liabilities on the balance sheet. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated income statement and consolidated statement of comprehensive income for each period presented.

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

March 31, 2023

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

Stock Based Compensation

The Company has adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of ASC 718, Share-Based Payment, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that ASC 718 does not apply to share based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers

Stock-based compensation expense is recorded for all option grants and awards of non-vested stock and recognized in the financial statements based on the grant date fair value of the awards granted. Stock-based compensation is recognized as expense over the requisite service period, which generally represents the vesting period. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date. The Company estimates a rate of forfeiture when recording stock option expense. The assumptions and estimates involved in the Black-Scholes model require significant judgement and any changes could have a material impact in the determination of stock-based compensation expense

Earnings (Loss) Per Share:

Basic earnings (loss) per common share (“EPS”) is based on the weighted average number of common shares outstanding during each period presented. Convertible securities, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. The Company follows the provisions of ASC 260, Diluted Earnings per Share. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive securities. The dilutive effect of call options, warrants and share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of traditional convertible debt and preferred stock is calculated using the “if-converted method,” pursuant to which the securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

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

The Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The Notes issued under the Note Purchase Agreement, including the Notes issued on February 18, 2022 and April 1, 2022, provide that the indebtedness evidenced by the applicable Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the Notes) of QPhoton or (iii) an event of default. As a result of the merger, the Notes and accrued interest are eliminated through consolidation. However, the two Notes have not been forgiven or converted to equity.

Note 4 – Intangible Assets and Goodwill

As a result of the merger with QPhoton, the Company has the following amounts related to intangible assets:

	Intangible Assets as of:
Amortizable Intangible Assets	March 31,	December 31,	Amortizable
	2023	2022	Life
Customer relationships	$10,000,000	$10,000,000	3 years
Non-compete agreement with founder	500,000	500,000	3 years
Website domain name and trademark	1,000,000	1,000,000	5 years
Employment agreements	2,250,000	2,250,000	2 years
Technology and licensed patents	11,722,220	11,722,220	10 years
Less: accumulated amortization	(4,747,801)	(3,248,495)
Net intangible assets	$20,724,419	$22,223,725

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

The aggregate amortization expense of the Company’s intangible assets for the periods ended March 31, 2023 and December 31, 2022 was $1,499,306 and $ 3,248,495, respectively. The Company expects future amortization expense to be the following:

Amortization
Balance of 2023	$3,726,850
2024	5,387,847
2025	2,976,389
2026	1,372,222
2027	1,263,889
Thereafter (2028-2032)	5,226,156
Total	$22,223,725

The Company recorded goodwill resulting from the merger with QPhoton, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $59,125,773.38 resulting from the QPhoton merger. The following table provides a summary of the changes in goodwill for the periods ended March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2022	2022
Goodwill, at beginning of year	$59,125,773	$-
Goodwill additions	-	59,125,773
Goodwill deductions or impairment	-	-
Goodwill, at end of year	$59,125,773	$59,125,773

The Company tested the intangible assets and goodwill for impairment as of December 31, 2022 and concluded there was no impairment of intangible assets or goodwill at that time. No events occurred during the quarter ended March 31, 2023 that would trigger an impairment assessment.

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

	March 31,
	2023	2022
Net operating loss carry-forwards	$11,208,100	$5,763,812
Valuation allowance	(11,208,100)	(5,763,812)
Net deferred tax assets	$-	$-

At March 31, 2023, the Company had net operating loss carry forwards of approximately $11,208,100.

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

March 31, 2023

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

Note 7 – Property and Equipment

	March 31,	December 31,
Classification	2023	2022
Hardware & Equipment	$1,385,988	$1,026,829
Software	38,484	18,889
Total cost of property and equipment	1,424,471	1,045,718
Accumulated depreciation	115,371	70,549
Property and equipment, net	$1,309,100	$975,169

The Company acquired $378,753 of Property and Equipment during the three months ended March 31, 2023. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods. The Company depreciates computer and laboratory equipment over a period of five years and software over a period of three years. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense.

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

On June 16, 2022 the Company tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes. The BV Notes and accrued interest are recorded as short-term liabilities. On August 15, 2022, BV Advisory Partners, LLC (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”).  BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.).  The Plaintiff is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between the Plaintiff and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc.  The Company believes that the Plaintiff’s claims have no merit and intends to defend itself vigorously.  The Company filed a motion to dismiss the complaint in December 2022, and in March 2023 Plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint and at this time that motion is under consideration. The Company does not believe it is necessary to accrue an amount in addition to the principal and interest on the BV Notes, at this time.

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

Beginning on the date that is six (6) months after the issuance date of the Note, the Investor has the right to redeem up to $750,000 of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company shall pay the applicable Redemption Amount in cash to the Investor within three (3) trading days of the Company’s receipt of such Redemption Notice. No prepayment premium shall be payable in respect of any Redemption Amount. To date the Investor has redeemed $1,000,000 of the outstanding balance of the Note.

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

March 31, 2023

Note 9 – Capital Stock:

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

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

From January 19 through March 31, 2023, the Company sold 3,021,632 shares of common stock through its At The Market (ATM) facility, managed by Ascendiant Capital, at an average price of $2.17. The Company received gross proceeds of $6,551,456 and paid a fee of three percent (3%) to Ascendiant Capital.

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

On July 5, 2022, the Board of Directors adopted the Company’s 2022. Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16,000,000 shares of the Company’s common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. As of March 31, 2023, a total of 7,565,767 shares were issued under the 2022 Plan.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three and Twelve Months Ended
	March 31, – December 31
	2023	2022
Exercise price	$1.35 – 1.84	$5.20 – 12.72
Risk-free interest rate	4.68 – 4.81%	0.04 – 0.08%
Expected volatility	200 – 214%	390 – 415%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

The following table summarizes the Company’s option activity since December 31, 2022:

	Weighted	Weighted
	Average	Average
	Number of	Exercise	Contractual
	Shares	Price	Term
			(in years)
Outstanding as of December 31, 2022	9,601,237	$3.42	4.0
Granted	592,500	1.84
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2023	10,193,737	$3.33	3.8
Vested as of March 31, 2023	6,899,569	$3.35	3.8

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

The following table summarizes the exercise price range as of March 31, 2023:

Exercise Price	Outstanding Options	Exercisable Options
$1.00	408,970	329,320
$1.45	225,000	225,000
$1.67	50,000	13,332
$1.84	592,500	100,000
$1.95	280,000	280,000
$2.37	5,153,267	4,146,410
$2.40	1,062,500	420,817
$2.56	287,500	77,491
$2.61	150,000	80,558
$3.58	65,000	43,335
$3.98	66,000	44,002
$5.69	12,500	12,500
$5.70	25,000	8,332
$6.11	25,000	8,332
$6.49	52,500	17,496
$6.60	50,000	33,335
$6.70	200,000	66,660
$6.85	650,000	216,645
$7.00	18,000	5,999
$7.55	7,500	7,500
$8.85	100,000	66,670
$10.00	650,000	650,000
$11.51	50,000	33,335
$11.65	12,500	12,500
	10,193,737	6,899,569

The weighted average grant-date fair value of stock options granted during the three and twelve months ended March 31, 2023 and December 31, 2022 and 2021 was $1.81 per share and $2.38 per share, respectively.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three and Twelve Months Ended
	March 31, 2023	December 31, 2022
Research and development	728,181.00	2,758,465
General and administrative	1,240,633.00	15,003,002
Total stock-based compensation	$1,968,814.00	$17,761,467

As of March 31, 2023, total unrecognized compensation cost related to common stock options was $6.8 million, which is expected to be recognized over a period of 2.8 years.

Warrants

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00. Those warrants are exercisable for five years from the date of issuance. In connection with an offering of Series A Convertible Preferred stock in November 2021, the Company issued warrants to purchase 1,545,459 shares of the Company’s common stock at an exercise price of $7.00. Those warrants are exercisable for two years from the date of issuance. In connection with the QPhoton merger on June 16, 2022, the Company issued warrants to purchase 6,325,503 shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued and outstanding as of June 15, 2022, are exercised. The following table summarizes the warrants outstanding at March 31, 2023:

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171,000	(150,000)	-	21,000
November 15, 2021	November 15, 2023	$7.00	1,545,459	-	-	1,545,459
June 16, 2022	May 9, 2027	$0.0001	6,325,503	-	(1,254,496)	5,071,007

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

Note 11 – Related Party Transactions

There were no related party transactions during the three-month periods ended March 31, 2023 and March 31, 2022.

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

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of March 31, 2023:

Year	Lease Payments Due
Balance of 2023	$263,480
2024	$343,652
2025	$341,081
2026	$349,608
2027	$267,092
Less: imputed Interest	$(347,074)
Present Value of operating lease liabilities	$1,217,839

Other information related to operating lease liabilities consists of the following:

	Three and Twelve Months Ended
	March 31, 2023	December 31, 2022

Cash paid for operating lease liabilities	$93,719	$125,238
Weighted average remaining lease term in years	4.4	4.7
Weighted average discount rate	10%	10%

Note 13 – License Agreement – Stevens Institute of Technology

Effective December 17, 2020, QPhoton signed a License Agreement with the Stevens Institute. The License Agreement enables the Company to commercially use technology such as licensed patents, licensed patent applications and licensed “Know-How”. QPhoton is also able to issue sublicenses for the technology under the agreement. The agreement is effective until the later of: (i) the 30-year anniversary of the effective date, or (ii) the expiration of the licensed patent or licensed patent application that is last to expire. As part of the merger of the Company and QPhoton, the Stevens License Agreement was assigned to the Company.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

March 31, 2023

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

As of March 31, 2023 the Company has begun to commercialize some of the licensed technology pursuant to a subcontract to support NASA, and therefore expects to owe the Stevens Institute royalties of 3.5% on that revenue.

Note 14 – Subsequent Events:

On April 4, 2023, the Company appointed emerging and disruptive technologies specialist Lewis Shepherd to its Technical Advisory Board. Mr. Shepherd combines over 30 years of experience within both Silicon Valley (VMware, Microsoft) and government service (U.S. Department of Defense, Federal Communications Commission, Intelligence Committee of AFCEA International, Defense Intelligence Agency) addressing multiple aspects of R&D innovation with specific focus over the last 10 or more years on artificial intelligence, machine learning, augmented reality/virtual reality, data visualization, quantum computing, encryption, and cybersecurity.  Mr. Shepherd has joined the QCI Advisory Board to provide industry advice, market intelligence, and QCI product visibility into his expansive network.

On April 6, 2023, the Company’s wholly owned subsidiary, QI Solutions, which focuses on business with the federal government, joined the Center for Quantum Technologies (CQT) as a non-traditional defense company that offers a suite of quantum services, ranging from quantum computing to quantum sensing, imaging, and cybersecurity. CQT is a National Science Foundation sponsored initiative with engineers and scientists from Purdue University, Indiana University, the University of Notre Dame, and Indiana University Purdue University – Indianapolis. These four universities are joined by industry members Quantum Computing Inc.’s QI Solutions (QIS), the Air Force Research Laboratory, Amazon Web Services, Eli Lilly, Cummins, Toyota, Northrup Grumman, and IBM Quantum to transfer foundational quantum knowledge into novel quantum technologies that address industry and defense challenges.

On April 20, 2023, the Company expanded its commercially available product line to include its reprogrammable and non-repeatable Quantum Random Number Generator (QRNG), a patented technology that is crucial to mitigate security vulnerabilities and provides customers with trustworthy data. The Company is offering QRNG capability through a cloud-based subscription on its website followed by an option to purchase the hardware, which is a handheld cube-sized QRNG device, later in 2023.

On April 27, 2023, the Company expanded its commercially available product line to include its Reservoir Quantum Computing (RQC). Via an MOU with AI company millionways, Inc., the partnership will demonstrate the value of processing millionways’ AI algorithms through QCI’s existing RQC systems using audio files to produce an emotional scoring capability.  If the data processing project is successful, the companies will develop a joint marketing and business development plan to pursue commercial opportunities.

On May 3, 2023 the Company issued 853,600 shares of common stock to thirty-five (35) employees as payment in lieu of cash for 2022 performance bonuses (the “bonus shares”). The bonus shares are restricted and will vest over a two-year period starting January 1, 2023.

From April 1, 2023 through May 11, 2023 the Company has repaid 750,000 of principal and accrued interest on the Streeterville Note, for a cumulative redemption amount of $1,000,000.

On May 4, 2023, the Company received an expansion to its subcontract award from SSAI to support NASA by using the Company’s reservoir quantum computer to remove solar background noise from LiDAR image data sets using deep learning methods, specifically recurrent neural network algorithms. Under the initial subcontract task, QCI will test and evaluate an existing LiDAR system designed to remotely measure the physical properties of different types of snowpacks, including the density, particle size and depth. With the additional task, NASA expanded the contract to include quantum machine learning processing of the data collected. Upon successful completion of this testing, NASA may authorize QCI to proceed with airborne testing with the ultimate goal to use the quantum LiDAR units on satellites.

There are no other events of a subsequent nature that in management’s opinion are reportable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed Quantum Computing, Inc. (the “Company” “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Market Opportunity

For the past 45 years or so, silicon-based processor manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently, the computer processor industry has found it increasingly difficult to offer faster, more powerful processors due to fundamental physical effects limiting further size reduction of transistors, according to We’re not prepared for the end of Moore’s Law, MIT Technology Review, February 2020; https:// www.technologyreview.com/2020/02/24/905789/ (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Quarterly Report, and you should not consider information on this website to be part of this Quarterly Report). Despite this progress in transistors and computing power, many of the world’s most important computational problems are still considered impractical to solve with classical computers of today and the foreseeable future.

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

Research suggests that quantum computers may be ideally suited to run optimization algorithms, where further advancements in approaches and quantum computing hardware could result in computational benefit over currently used conventional systems. See Quantum Computing for Finance: Overview and Prospects, https://www.sciencedirect.com/science/article/pii/S2405428318300571 (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Quarterly Report, and you should not consider information on this website to be part of this Quarterly Report). The ability to solve challenging computational problems in a reasonable period of time is of particular interest in compute-heavy fields that include, but are not limited to: big data, artificial intelligence, healthcare, and cybersecurity. We believe these are natural markets for quantum computing, due to the immense compute power required to process large data sets, which have experienced rapid growth in size and complexity in recent years.

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

Qatalyst integrates with our own Dirac-1 (EQC-1) and Dirac-2 (EQC-2) systems, and Qatalyst provides access to our QRNG-as-a-Service offering. Qatalyst is also integrated with the Amazon Web Services (AWS) cloud-based Braket service (“AWS Braket”), through which Qatalyst offers access to multiple Quantum Processing Units (“QPUs”) including Rigetti, Oxford Quantum Circuits and IonQ.By using Qatalyst, users can run their applications on any or all of the available QPUs by merely selecting which QPU they prefer to run on based on the desired performance results of the application.

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

Our EQC machines are not subject to those environmental isolation requirements and can function effectively in normal device settings (desktop or rack sizes, room temperature, battery-powered, turn-key, etc.). In addition to the Company’s announcement of Dirac 1, our first commercially-available EQC, QCI plans to release a series of additional EQC products later in 2023. This family of products will include next generations of EQC that further expand the scale and capabilities of the EQC to broader, larger, and more complex optimization problems. Developing this family of products will involve improving the size and capacity of the EQC machines by continuing to innovate in the number, quality and operational fidelity of the qubits. This will include developing technology that operates using quantum digits (“qudits”) instead of quantum bits (“qubits”). A qudit-based computer may prove better at tackling complex problems than qubit-based computers, and may allow more computational power with fewer components.

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

Usage of the Dirac EQC is done using a problem solution model, which is different from most other quantum computers. Rather than measure the number of shots made by our system; we solve the problem by finding the lowest ground state energy and measure the completion of the solution in the number of seconds or minutes it takes to complete solving the problem. While we anticipate that subscription sales will be the primary strategy moving forward, we have not ruled out providing a per usage based model by partnering with ‘per shot” providers such as AWS Braket and Strangeworks, and eventually sales of EQC hardware for on-premise implementation.

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

Quantum Remote Sensing – QLiDAR

Our Quantum LiDAR (“QLiDAR”) can see through dense fog and provide image fidelity at great distances and through difficult environments such as snow, ice, and water. Once again, by leveraging the power of quantum mechanics and single photon detection, LiDAR systems can be greatly enhanced in their ability to measure at improved resolution and distances as well as extend these photonic signals to applications in vibrometry for material stress analysis, particle size analysis, and potential remote sensing from aircraft, drones and even satellites. In January 2023, QCI’s federal contracting subsidiary, QI Solutions, received an award from NASA, through a subcontract from Science Systems Applications, Inc., to test its QLiDAR technology for remote measurement of the physical properties of different types of snowpacks including density, particle size and depth. We are also pursuing commercial development of QLiDAR applications and partnerships are actively being explored.

Quantum Random Number Generator – QRNG

Our patented Quantum Random Number Generator (“QRNG”) technology, which is capable of generating non-repeating number sequences, can generate truly random numbers of various probability densities and correlation properties to serve many different applications including security, modeling, and finance. The QCI QRNG data output includes quantum random numbers (QRNs) that are either binary or high-dimensional, and either independent of, or correlated with each other. As an additional feature, users of the QCI QRNG can configure the QRNG to obey either a uniform probability distribution or a specific non-uniform probability distribution appropriate for their specific application, such as Gaussian, Lorentzian, or other distributions that are important for data simulation and analysis. The Company began offering the first series of QRNG products through a cloud-based subscription beginning in April 2023, and plans to offer an option to purchase the hardware, which is a handheld cube-sized QRNG device, later in 2023.

Results of Operations

Three Months Ended March 31, 2023 vs. March 31, 2022

Revenues

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	0	0%	0	0%	0%
Services	120,530	100%	31,240	100%	286%
Total	$120,530	100%	$31,240	100%	286%

Revenues for the three months ended March 31, 2023 were $120,530 as compared with $31,240 for the comparable prior year period, an increase of $89,290 or 286%. The increase in revenues is primarily due to changes in the number and size of active customer contracts and the level of effort performed on each one during the periods. Revenue in the current reporting period is derived from professional services provided to multiple government and commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2023 was $56,239 as compared with $11,568 for the comparable prior year period, an increase of $44,671 or 386%. The increase in cost of revenues is primarily due to the increase in direct labor expense required to perform on the contracts in the current quarter compared with the prior year period. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Margin

Gross margin for the three months ended March 31, 2023 was $64,291 or 53% as compared with $19,672 or 63% for the comparable prior year period, an increase of $44,619, or 227%. The increase in gross margin dollars is primarily due to the increase in gross revenue compared with the prior year period, and the decrease in gross margin percentage is primarily due to the increases in the amount of direct labor and the higher cost of the skill sets required to perform the contracted services in the current period.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $7,851,801 as compared with $6,728,603 for the comparable prior year period, an increase of $1,123,198 or 17%. The increase in operating expenses is primarily due to the $337,406 increase in salary expense related to an increase in the number and composition of staff, an increase of $510,010 in research and development expenses related to cost of additional technical labor, parts and supplies needed to design and test new hardware products, and an increase of $1,532,612 in other SG&A expenses. These increases were offset in part by a $1,110,989 decrease in stock-based compensation related in large part to the decline in our stock price in the current period, a decrease of $145,841 in consultant and professional services expense driven in large part by an increasing use of full and part time employees, and by a decrease in legal expense of $530,204 related to work on the QPhoton merger in the prior year period.

Net Income (Loss)

Our net loss for the three months ended March 31, 2023 was $8,506,139 as compared with a net loss of $7,133,692 for the comparable prior year period, an increase of $1,372,447 or 19%. The increase in net loss is primarily due to the increase in operating expenses, noted above, as well as $718,629 in net interest expense related to the accrual of interest expense on the Streeterville Note, the amortization of the Original Issue Discount on the Streeterville Note and the Series A Convertible Preferred and Warrants recorded during the three months ended March 31, 2023 compared with net interest expense of $424,761 during the comparable prior year period relating to accrual of dividends and amortization of the Original Issue Discount on the Series A Convertible Preferred stock. This was offset in part by an increase of $20,981 in interest income earned in the three months ended March 31, 2023 due to use of the Morgan Stanley money market fund.

Liquidity and Capital Resources

Since commencing operations as Quantum Computing in February 2018, the Company has raised $34,311,359 through private placement of equity and $12,633,000 through private placements of Convertible Promissory Notes and other debt for a total of $46,944,359 in new investment. The Company has no lines of credit, and $8,287,969 in short -term debt obligations outstanding. The Company has an At The Market (ATM) facility, managed by Ascendiant Capital, with a ceiling of $25,000,000. As of March 31, 2023, the Company had cash and equivalents of $6,766,111 on hand.

The following table summarizes total current assets, liabilities and working capital at March 31, 2023, compared to December 31, 2022:

	March 31, 2023	December 31, 2022	Increase/ (Decrease)
Current Assets	$7,094,592	$5,587,647	$1,506,945
Current Liabilities	$12,571,850	$6,545,320	$6,026,530
Working Capital (Deficit)	$(5,477,258)	$(957,673)	$(4,519,585)

At March 31, 2023, we had a working capital deficit of $5,477,258 as compared to a working capital deficit of $957,673 at December 31, 2022, an increase in deficit of $3,531,105. The increase in working capital deficit is primarily due to the principal of the Streeterville Note becoming a current liability.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 were $4,716,302 and $4,193,833, respectively. The net losses for the three months ended March 31, 2023 and 2022, were $8,524,310 and $7,133,692, respectively.

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 were $378,753 and $1,243,955, respectively. The decrease in investment in the current period is primarily due to a $1,250,000 investment related to the Note Purchase Agreement with QPhoton in February 2022. In the current period the Company invested $378,753 in computer and laboratory equipment, as well as some office furniture.

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 were $6,551,455 and $212,500, respectively. The cash flow provided in financing activities during the three months ended March 31, 2023 was primarily due to use of the ATM facility to sell common stock on the NASDAQ market.

During the first three months of 2023, we have funded our operations primarily through the sale of our equity securities and the use of cash on hand. As of May 9, 2023, we had cash on hand of approximately $4,290,208. We have approximately $104,772 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Revenue

The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers. Revenue from time and materials based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost reimbursement (“cost-plus”) type contracts at this time.

Off Balance Sheet Arrangements

During the three months ended March 31, 2023 and for fiscal 2022, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

PART II - OTHER INFORMATION

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

BV Advisory Partners, LLC (“BV Advisory”) was a shareholder of QPhoton, Inc. (“QPhoton”) immediately prior to the Company’s acquisition of QPhoton. On October 13, 2022 BV Advisory filed a petition in Delaware Chancery Court seeking appraisal rights on the shares of Common Stock of QPhoton (which shares represented 10% of the shares of Common Stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The parties are currently engaged in discovery and the Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

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

On August 15, 2022, BV Advisory Partners, LLC (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). The Plaintiff is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between the Plaintiff and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc. The Company believes that the Plaintiff’s claims have no merit and intends to defend itself vigorously. Moreover, the Company believes that numerous alleged facts and characterizations set forth in the Plaintiff’s complaint are false, misleading and intentionally designed to damage the Company’s reputation, and the Company categorically rejects those alleged facts and characterizations. The Plaintiff’s key principal, Keith Barksdale, misrepresented his role with QPhoton, Inc. during the early stages of the Company’s negotiations with respect to the acquisition of QPhoton. The Company believes that Mr. Barksdale misrepresented his role in order to arrogate to Plaintiff and related parties undue consideration. The Company has filed a motion to dismiss the Lawsuit, and oral arguments are scheduled for July, 2023.

On December 30, 2022 the Company, QPhoton and Robert Liscouski (the “Quantum Plaintiffs”) filed suit in the Superior Court of New Jersey against Keith Barksdale, Michael Kotlarz, BV Advisory Partners, LLC (“BV”), Barksdale Global Holdings, LLC (“BGH”), Power Analytics Global Corporation (“PAG”), and Inference Ventures LLC (“Inference Ventures” and together with Barksdale, Kotlarz, BV, BGH, and PAG the “ BV Defendants”), alleging fraud, defamation, and conspiracy to defraud, seeking monetary and injunctive relief.   The BV Defendants have filed a motion to dismiss the complaint which the Quantum Plaintiffs have opposed. The Company does not have sufficient information at this time to assess the potential impact of the action against the BV Defendants at this time.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1*	Director Agreement, dated January 6, 2023	8-K	10.1	01/09/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: May 11, 2023	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Roberts
Christopher Roberts
Principal Financial Officer and Principal Accounting Officer