Form 10-K/A
period 2022-12-31
Quantum Computing Inc.
filed 2023-06-26
CIK 1758009

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $59,860,396.26 based on the closing price of $2.38 per share of Quantum Computing, Inc. common stock as quoted on the NASDAQ Market on that date.

As of March 28, 2023, there were 60,496,062 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

N/A

EXPLANATORY NOTE

Quantum Computing Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 2 (this “Second Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 30, 2023 (the “Original Form 10-K”) and as amended by the Amendment No. 1 to the Original Form 10-K filed on April 14, 2023, for the purpose of updating Note 3 to our Consolidated Financial Statements to: (i) clearly indicate that our merger with QPhoton, Inc. in 2022 (the “Merger”) was accounted for as a business combination under FASB Accounting Standards Codification Topic 805; (ii) include a purchase price allocation table in connection with the Merger; (iii) describe how we valued the specific assets and liabilities acquired in the Merger; (iv) describe how we valued the stocks and warrants issued as the merger consideration; and (v) explain how we determined the fair values of the intangible assets we acquired and separately identify the amount of goodwill acquired.

Accordingly, this Second Amendment consists only of the facing page, this explanatory note, the Financial Statements and the Notes to the Financial Statements, the signature pages to Form 10-K and the submitted exhibits. The Original Form 10-K and Amendment No.1 thereto are otherwise unchanged. This Second Amendment should be read in conjunction with the Original Form 10-K and Amendment No. 1 thereto. Further, this Second Amendment does not reflect any subsequent events occurring after the original filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K or Amendment No. 1 thereto except as described above.

TABLE OF CONTENTS

	PART II	1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	1

	PART IV	1

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	1

i

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-20, which appear at the end of this Second Amendment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	ATM Agreement, dated as of December 5, 2022, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	12/05/2022
3.1(i)	Articles of Incorporation, as amended through April 17, 2018	10-12(g)	3.1(i)	01/09/2019
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.2(i)	By-laws	10-12(g)	3.2(i)	01/09/2019
3.3	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
4.3	Form of Promissory Note, dated October 14, 2019 and effective October 16, 2019	8-K	10.2	10/18/2019
4.4	Description of Securities	10-K	4.4	03/30/2023
4.5	Form of Promissory Note	8-K	4.1	09/28/2022
10.1*	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2*	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.6	Form Subscription Agreement	10-12(g)	10.6	01/09/2019
10.7	Form Subscription Agreement	10-12(g)	10.7	01/09/2019
10.8	Form Subscription Agreement	10-12(g)	10.8	01/09/2019
10.9	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1/A	10.8	11/22/2019
10.10	Securities Purchase Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.1	10/18/2019
10.11	Form of Common Stock Purchase Warrant, dated October 14, 2019 and effective October 16, 2019	8-K	10.3	10/18/2019
10.11	Form of Registration Rights Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.4	10/18/2019
10.12	Securities Purchase Agreement	8-K	10.1	05/08/2020
10.13	Convertible Promissory Note	8-K	10.2	05/08/2020
10.14	Common Stock Purchase Warrant	8-K	10.3	05/08/2020
10.15	Equity Purchase Agreement	8-K	10.4	05/08/2020
10.16	Registration Rights Agreement	8-K	10.5	05/08/2020

1

10.17	Paycheck Protection Program Note, dated May 6, 2020, issued to BB&T/Truist Bank N.A.	8-K	10.1	05/08/2020
10.18	Amendment No. 1 to Warrant Agreement, dated February 14, 2020	8-K	10.1	02/25/2020
10.19	Form Subscription Agreement	8-K	10.1	08/03/2020
10.20	Form Warrant	8-K	10.2	08/03/2020
10.21	Form Stock Purchase Agreement	10-Q	10.3	11/13/2020
10.22	Form Warrant	10-Q	10.4	11/13/2020
10.23	Form Subscription Agreement	8-K	10.1	12/08/2020
10.24	Form Director Agreement	8-K	10.1	02/23/2021
10.25	Form Securities Purchase Agreement	8-K	10.1	11/17/2021
10.26	Form of Warrant	8-K	10.2	11/17/2021
10.27	Form of Registration Rights Agreement	8-K	10.3	11/17/2021
10.28	Form Amendment to Securities Purchase Agreement	8-K	10.1	12/17/2021
10.29	Form Amendment to Common Stock Purchase Warrant	8-K	10.2	12/17/2021
10.30*	William McGann Employment Agreement, dated January 3, 2022	8-K	10.2	01/03/2022
10.31*	Amended and restated Employment Agreement, dated April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.32*	Christopher Roberts Employment Agreement dated April 26, 2021	8-K	10.2	04/30/2021
10.33*	David Morris Employment Agreement dated April 29, 2021	8-K	10.3	04/30/2021
10.34	Note Purchase Agreement, dated February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.35	Unsecured promissory note dated February 18, 2022	8-K	10.2	02/23/2022
10.36	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang	8-K	10.1	05/23/2022
10.37	Escrow Agreement, dated June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.38	Stockholders Agreement	8-K	10.3	06/21/2022
10.39	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.40*	Employment Agreement, dated June 15, 2022, by and between Quantum Computing Inc., and Yuping Huang	8-K	10.5	06/21/2022
10.41	Note Purchase Agreement, dated September 23, 2022, by and between Quantum Computing Inc. and Streeterville Capital, LLC	8-K	10.1	09/28/2022
21.1	List of Subsidiaries	10-K	21.1	03/30/2023
23.1	Consent of BF Borgers CPA PC	10-K	23.1	03/30/2023
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	03/30/2023
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	03/30/2023
31.3	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.4	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	03/30/2023
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	03/30/2023
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2023	Quantum Computing Inc.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer, Treasurer	June 26, 2023
Robert Liscouski	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer	June 26, 2023
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Yuping Huang	Chief Quantum Officer and Director	June 26, 2023
Dr Yuping Huang

/s/ Michael Turmelle	Director	June 26, 2023
Michael Turmelle

/s/ Bertrand Velge	Director	June 26, 2023
Bertrand Velge

/s/ Robert Fagenson	Director	June 26, 2023
Robert Fagenson

/s/ Dr. Carl Weimer	Director	June 26, 2023
Dr. Carl Weimer

3

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

Note 3 – Business Combinations

Merger with QPhoton, Inc.

On May 19, 2022, the Company, QPhoton, and Yuping Huang, the principal stockholder of QPhoton (“Mr. Huang”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire QPhoton through a series of merger transactions (collectively with the other transactions contemplated by the Merger Agreement, the “Transaction”). On June 16, 2022, all conditions precedent having been met or waived by the Parties, the Company Closed the Transactions with QPhoton. The merger with QPhoton adds to the Company’s portfolio of quantum computing products and enables the Company to offer a wider range of quantum information services. The Company accounted for the Transactions using the acquisition method in accordance with ASC 805, Business Combinations, with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using management estimates. The results of QPhoton are included within the consolidated financial statements commencing on the acquisition date.

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

The purchase price was approximately $83.1 million, consisting of Company Common Stock, Series B Preferred Stock and Warrants. The purchase agreement did not include any contingent consideration. Since the Transactions were structured as an exchange of equity securities, the purchase price was calculated based on the fair market value (in this case the NASDAQ closing price) of the total shares of the Company securities paid to the shareholders of the acquired company, QPhoton. The closing Price of Company Common Stock on June 16, 2022 was $2.27. The total shares of Company Common Stock offered for QPhoton was 36,600,823 – which assumes all of the 2,377,028 Series B Convertible Preferred shares are converted to Common Stock at the 10:1 ratio, and that all 7,028,337 warrants to purchase Common Stock are eventually exercised. The warrants were valued using a Black Scholes formula assuming a maturity of five years, a risk-free interest rate of 2.8%, a volatility of 3.54 and an exercise price of $0.00001. That results in a total value for the Transactions of $83,083,868. This amount will be used as the purchase price. Under ASC 805 transaction costs are required to be expensed so legal and accounting fees incurred for the Transactions were not included in the purchase price.

The Company estimated the fair value of the acquired tangible and identifiable intangible assets using management estimates to reasonably approximate the economic value of each asset type.  No third party was engaged to estimate the fair value of intangible assets or the purchase price. The fair value of the identified intangible assets was based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The fair value of the prepaid expenses and security deposits was set at book value, and the fair value of the fixed assets was written up to the purchase cost to reflect the recent purchase dates of the equipment relative to the closing date of the merger. The fair value of the customer relationships was determined based upon the founders’ previous ability to obtain government contracts as a professor at Stevens Institute, assuming an average contract duration of three years. The fair value of the non-compete with the founder was determined by management estimate, based on the founder’s annual salary and the duration of the non-compete period. The fair value of the QPhoton website domain and trademarked name were determined by management estimate. The fair value of the employment agreements was determined by multiplying the number of quantum PhD’s employed by an estimate of their average annual salary. The fair value of the technology and licensed patents were determined based on a multiple of the value of the QPhoton shares issued to Stevens Institute to obtain the exclusive license to the patents and technology.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2022

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed:

Purchase price, net of cash acquired	$81,939,939
Less
Prepaid expenses	16,109
Fixed assets at cost	116,315
Security deposits	97,768
Customer relationships	10,000,000
Non-compete agreement with founder	500,000
Website domain name and trademark	1,000,000
Employment agreements	2,250,000
Technology and licensed patents	11,722,220
Accounts payable and other current liabilities	(2,888,246)
Goodwill	$59,125,773

The purchase price and purchase price allocation for QPhoton was finalized as of September 30, 2022 with no significant changes to preliminary amounts. Based on the final purchase price allocation, the goodwill recognized was $59.1 million, which is not expected to be deductible for income tax purposes. The amount allocated to goodwill and intangible assets reflected the benefits the Company expected to realize from the growth of the acquisition’s operations.

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