Form 10-K/A
period 2022-12-31
Quantum Computing Inc.
filed 2023-07-10
CIK 1758009

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

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $59,860,396.26 based on the closing price of $2.38 per share of Quantum Computing, Inc. common stock as quoted on the Nasdaq Stock Market LLC on that date.

As of March 28, 2023, there were 60,496,062 shares of the registrant’s common stock issued and outstanding.

Documents Incorporated by Reference

N/A

Auditor Name:	Auditor Location:	Auditor Firm ID:
BF Borgers CPA PC	Lakewood, CO	5041

EXPLANATORY NOTE

Quantum Computing Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 3 (this “Third Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 30, 2023 (the “Original Form 10-K”) and as amended by Amendment No. 1 to the Original Form 10-K filed on April 14, 2023 and Amendment No. 2 to the Original Form 10-K filed on June 26, 2023, for the purpose of amending the beneficial ownership table contained in Part III, Item 12 and updating the exhibit index contained in Part IV, Item 15 to include the Company’s Amended and Restated By-Laws, Amended and Restated Certificate of Incorporation and 2022 Equity Incentive Plan that were adopted and approved by the shareholders at the Company’s annual meeting held on September 21, 2022.

Accordingly, this Third Amendment consists only of the facing page, this explanatory note, Item 12, Item 15, the signature pages to Form 10-K and the applicable exhibits. The Original Form 10-K and Amendment No. 1 and Amendment No. 2 thereto are otherwise unchanged. This Third Amendment should be read in conjunction with the Original Form 10-K and Amendment No. 1 and Amendment No. 2 thereto. Further, this Third Amendment does not reflect any subsequent events occurring after the filing date of the Original Form 10-K and does not modify or update in any way the disclosures made in the Original Form 10-K or Amendment No. 1 or Amendment No. 2 thereto except as described above.

i

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 28, 2023 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer listed in the Summary Compensation Table under “Executive Compensation” in Item 11 of the Original Form 10-K, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 215 Depot Court SE #215, Leesburg, VA 20175.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 60,496,062 shares of our common stock issued and outstanding as of March 28, 2023. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are exercisable or convertible on or within 60 days of March 28, 2023, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Robert Liscouski, Chief Executive Officer and Chairman (1)	2,765,931	4.44
Christopher Roberts, Chief Financial Officer (2)	1,388,321	2.27
William J. McGann (3)	1,178,333	1.91
David Morris (4)	50,000	0.08
Bertrand Velge (5)	2,517,888	4.14
Robert Fagenson (6)	483,330	0.79
Michael Turmelle (7)	350,000	0.58
Dr. Yuping Huang (8)	24,053,706	39.70
Dr. Carl Weimer	0	0
All directors and officers as a group (8 persons)	32,787,509	50.16
5% or greater shareholders (none)	0	0

Total	32,787,509	50.16

(1)	Consists of 977,055 shares of common stock owned currently and 1,788,876 shares of common stock underlying vested options to purchase shares of common stock.

(2)	Consists of 725,000 shares of common stock owned currently and 663,321 shares of common stock underlying vested options to purchase shares of common stock.

(3)	Consists of 1,178,333 shares of common stock underlying vested options to purchase shares of common stock.

(4)	Consists of 50,000 shares of common stock underlying vested options to purchase shares of common stock.

(5)	Consists of 2,167,888 shares of common stock owned currently and 350,000 shares of common stock underlying vested options to purchase shares of common stock.

(6)	Consists of 100,000 shares of common stock owned currently and 383,330 shares of common stock underlying vested options to purchase shares of common stock.

(7)	Consists of 350,000 shares of common stock underlying vested options to purchase shares of common stock.

(8)	Consists of 23,953,706 shares of common stock owned currently and 100,000 shares of common stock underlying vested options to purchase shares of common stock. This does not include any shares that could be purchased upon exercise of unvested warrants received as consideration in the merger with QPhoton that may vest upon the exercise of outstanding options and other warrants held by officers, employees, directors and investors.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2022 Quantum Computing Inc. Equity Incentive Plan, as amended	5,318,267	$2.38	10,681,733
Equity compensation plan approved by security holders - 2019 Quantum Computing Inc. Equity Incentive Plan, as amended	3,000,000	$2.02	0
Equity compensation not approved by shareholders (1)	3,276,640	$6.20	-

1)	In addition to the stock options issued pursuant to the Plan, the Company has issued 3,276,640 non-qualified stock options to employees and advisors outside of the Plan with a weighted average price of $6.20. The total number of stock options issued and outstanding as of March 28, 2023 is 10,193,737.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference From
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed or Furnished Herewith
1.1	ATM Agreement, dated as of December 5, 2022, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	12/05/2022
3.1(i)	Amended and Restated Certificate of Incorporation				X
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.2	Amended and Restated By-laws				X
3.3	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Form of 8% Convertible Promissory Note	10-12(g)	4.2	01/09/2019
4.3	Form of Promissory Note, dated October 14, 2019 and effective October 16, 2019	8-K	10.2	10/18/2019
4.4	Description of Securities	10-K	4.4	03/30/2023
4.5	Form of Promissory Note	8-K	4.1	09/28/2022
10.1*	Robert Liscouski Employment Agreement dated February 15, 2018	10-12(g)	10.1	01/09/2019
10.2*	Christopher Roberts Employment Agreement dated March 1, 2018	10-12(g)	10.2	01/09/2019
10.6	Form Subscription Agreement	10-12(g)	10.6	01/09/2019
10.7	Form Subscription Agreement	10-12(g)	10.7	01/09/2019
10.8	Form Subscription Agreement	10-12(g)	10.8	01/09/2019
10.9	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1/A	10.8	11/22/2019
10.10	Securities Purchase Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.1	10/18/2019
10.11	Form of Common Stock Purchase Warrant, dated October 14, 2019 and effective October 16, 2019	8-K	10.3	10/18/2019
10.11	Form of Registration Rights Agreement, dated October 14, 2019 and effective October 16, 2019	8-K	10.4	10/18/2019
10.12	Securities Purchase Agreement	8-K	10.1	05/08/2020
10.13	Convertible Promissory Note	8-K	10.2	05/08/2020
10.14	Common Stock Purchase Warrant	8-K	10.3	05/08/2020
10.15	Equity Purchase Agreement	8-K	10.4	05/08/2020
10.16	Registration Rights Agreement	8-K	10.5	05/08/2020

10.17	Paycheck Protection Program Note, dated May 6, 2020, issued to BB&T/Truist Bank N.A.	8-K	10.1	05/08/2020
10.18	Amendment No. 1 to Warrant Agreement, dated February 14, 2020	8-K	10.1	02/25/2020
10.19	Form Subscription Agreement	8-K	10.1	08/03/2020
10.20	Form Warrant	8-K	10.2	08/03/2020
10.21	Form Stock Purchase Agreement	10-Q	10.3	11/13/2020
10.22	Form Warrant	10-Q	10.4	11/13/2020
10.23	Form Subscription Agreement	8-K	10.1	12/08/2020
10.24	Form Director Agreement	8-K	10.1	02/23/2021
10.25	Form Securities Purchase Agreement	8-K	10.1	11/17/2021
10.26	Form of Warrant	8-K	10.2	11/17/2021
10.27	Form of Registration Rights Agreement	8-K	10.3	11/17/2021
10.28	Form Amendment to Securities Purchase Agreement	8-K	10.1	12/17/2021
10.29	Form Amendment to Common Stock Purchase Warrant	8-K	10.2	12/17/2021
10.30*	William McGann Employment Agreement, dated January 3, 2022	8-K	10.2	01/03/2022
10.31*	Amended and restated Employment Agreement, dated April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.32*	Christopher Roberts Employment Agreement dated April 26, 2021	8-K	10.2	04/30/2021
10.33*	David Morris Employment Agreement dated April 29, 2021	8-K	10.3	04/30/2021
10.34	Note Purchase Agreement, dated February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.35	Unsecured promissory note dated February 18, 2022	8-K	10.2	02/23/2022
10.36	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang	8-K	10.1	05/23/2022
10.37	Escrow Agreement, dated June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.38	Stockholders Agreement	8-K	10.3	06/21/2022
10.39	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.40*	Employment Agreement, dated June 15, 2022, by and between Quantum Computing Inc., and Yuping Huang	8-K	10.5	06/21/2022
10.41	Note Purchase Agreement, dated September 23, 2022, by and between Quantum Computing Inc. and Streeterville Capital, LLC	8-K	10.1	09/28/2022
10.42	Quantum Computing Inc. 2022 Equity and Incentive Plan				X
21.1	List of Subsidiaries	10-K	21.1	03/30/2023
23.1	Consent of BF Borgers CPA PC	10-K	23.1	03/30/2023
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	3/30/2023
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	3/30/2023
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.
#	Indicates exhibit was previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2023	Quantum Computing Inc.

	By:	/s/ Robert Liscouski
Robert Liscouski
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Robert Liscouski	Chairman of the Board of Directors and Chief Executive Officer, Treasurer	July 7, 2023
Robert Liscouski	(Principal Executive Officer)

/s/ Chris Boehmler	Chief Financial Officer	July 7, 2023
Chris Boehmler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Yuping Huang	Chief Quantum Officer and Director	July 7, 2023
Dr Yuping Huang

/s/ Michael Turmelle	Director	July 7, 2023
Michael Turmelle

/s/ Bertrand Velge	Director	July 7, 2023
Bertrand Velge

/s/ Robert Fagenson	Director	July 7, 2023
Robert Fagenson

/s/ Dr. Carl Weimer	Director	July 7, 2023
Dr. Carl Weimer