Form 10-Q
period 2023-06-30
Quantum Computing Inc.
filed 2023-08-14
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40615

QUANTUM COMPUTING INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4533053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Depot Court SE, Suite 215 Leesburg, VA	20175
(Address of principal executive offices)	(Zip Code)

(703) 436-2121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001	QUBT	The Nasdaq Stock Market LLC

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

Yes ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐    No ☒

As of August 10, 2023, there were 74,296,370 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

QUANTUM COMPUTING INC.

Index to the Consolidated Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$7,196,795	$5,308,466
Accounts receivable	121,389	12,774
Prepaid expenses	202,168	224,302
Loans receivable	504,668	-
Other current assets	11,567	42,105
Subtotal current assets	8,036,587	5,587,647
Fixed assets (net of depreciation)	1,451,364	975,169
Other Assets
Lease right of use	1,178,933	1,327,746
Security deposits	64,218	60,271
Intangible Assets-net of amortization	12,810,010	22,223,725
Goodwill	65,106,678	59,125,773
Subtotal Other Assets	79,159,839	82,737,515
Total assets	$88,647,790	$89,300,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$935,351	$871,887
Accrued expenses	2,827,862	3,559,981
Lease liability	1,214,640	1,357,924
Dividends payable - preferred	215,119	219,844
Loans payable – short term	6,515,776	535,684
Accrued interest – short term	26,505	-
Current liabilities – subtotal	11,735,253	6,545,320

Long term liabilities
Loans payable – long term	-	7,632,998
Accrued Interest – long term	-	225,282
Long term liabilities – subtotal	-	7,858,280
Total liabilities	$11,735,253	$14,403,600

Stockholders’ equity

Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,490,004 and 1,500,004 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; 3,079,864 shares of Series B Preferred Stock authorized, 0 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	149	150
Common stock, $0.0001 par value, 250,000,000 shares authorized; 67,215,159 and 55,963,334 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6,724	5,596
Additional paid-in capital	161,864,055	151,163,909
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	43,279,140	38,816,022
Accumulated deficit	(133,136,366)	(119,987,781)
Total stockholders’ equity	76,912,537	74,896,731
Total liabilities and stockholders’ equity	$88,647,790	$89,300,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue	$232,719	$96,724	$112,190	$65,484
Cost of revenue	107,395	16,800	51,157	5,233
Gross profit	125,324	79,924	61,033	60,251
Salaries and Benefits	1,984,322	2,474,634	530,689	1,358,406
Consulting	408,322	626,513	183,281	255,631
Research & Development	3,119,308	1,875,031	1,584,712	850,444
Stock Based Compensation	3,915,625	3,403,662	1,946,811	323,859
Selling General & Administrative	2,344,352	3,217,379	(325,364)	2,080,275
Operating expenses	11,771,929	11,597,219	3,920,129	4,868,615
Loss from Operations	(11,646,605)	(11,517,295)	(3,859,096)	(4,808,364)
Other Income and Expense
Interest Income	92,980	44,027	61,136	33,163
Interest Expense – Promissory Notes	400,145	-	185,623	-
Interest Expense – Preferred dividends	430,833	446,250	215,119	223,125
Interest Expense – Financing expenses	763,982	318,750	443,746	106,250
Net Other income (expense)	(1,501,980)	(720,973)	(783,352)	(296,212)

Income tax expense	-	-	-	-

Net loss	$(13,148,585)	$(12,238,268)	$(4,642,448)	$(5,104,576)

Weighted average shares – basic	67,215,159	29,204,543	67,215,159	29,204,543
Weighted average shares – diluted	88,937,925	44,949,871	88,937,925	44,949,871
Loss per share – basic	(0.20)	$(0.42)	(0.07)	(0.17)
Loss per share - diluted	(0.15)	(0.27)	(0.05)	(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2021	1,545,459	$154	29,156,815	$2,916	$97,592,909	$(81,394,081)	$16,201,898
Issuance of shares for cash	-	-	-	-	-	-	-
Issuance of shares for services	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	212,500	-	212,500
Stock Options	-	-	-	-	2,985,453	-	2,985,453
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,133,692)	(7,133,692)
BALANCES, March 31, 2022	1,545,459	$154	29,156,815	$2,916	$100,790,862	$(88,527,773)	$12,266,159
Issuance of shares for cash	-	-	-	-	-	-
Conversion of Series A Preferred to Common	(45,455)	(4)	47,728	4	-	-	-
Merger consideration			-	-	83,083,867	-	83,083,867
Derivatives & Warrants	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	106,250	-	106,250
Stock Options	-	-	-	-	229,510	-	229,510
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,104,576)	(5,104,576)
BALANCES, June 30, 2022	1,500,004	$150	29,204,543	$2,920	$184,210,489	$(93,632,349)	$90,581,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCES, December 31, 2022	1,500,004	$150	55,963,334	$5,596	$194,878,766	$(119,987,781)	$74,896,731
Issuance of shares for cash	-	-	3,021,632	302	6,551,153	-	6,551,455
Issuance of shares for services	-	-	1,500,000	150	2,324,850	-	2,325,000
Conversion of Preferred	(10,000)	(1)	11,096	1	596	-	596
Merger consideration	-	-	-	-	-	-	-
Stock Options	-	-	-	-	1,675,707	-	1,675,707
Net loss	-	-	-	-	-	(8,506,137)	(8,506,137)
BALANCES, March 31, 2023	1,490,004	$149	60,496,062	$6,049	$205,431,072	$(128,493,918)	$76,943,352
Issuance of shares for cash	-	-	5,889,097	589	8,116,047		8,116,636
Issuance of shares for services	-	-	-	-	-	-	-
Conversion of Preferred	-	-	-	-	-	-	-
Merger consideration	-	-	-	-	(3,600,315)		(3,600,315)
Stock options	-	-	-	-	2,030,277	-	2,030,277
Stock based compensation	-	-	853,600	85	(1,935,051)	-	(1,934,966)
Net loss	-	-	-	-	-	(4,642,448)	(4,642,448)
BALANCES, June 30, 2023	1,490,004	$149	67,238,759	$6,724	$210,042,030	$(133,136,366)	$76,912,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,148,585)	$(12,238,268)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	105,137	7,342
Amortization of intangibles	(167,505)	249,884
Stock based compensation	4,096,018	3,214,962
Debt discount	248,172	-
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	(108,616)	(83,969)
Prepaid expenses	22,139	78,120
Accounts payable	94,001	103,308
Accrued expenses	(930,895)	(382,140)
Dividends payable	(4,129)	105,671
Operating lease liability	5,528	(3,385)
CASH USED IN OPERATING ACTIVITIES	(9,788,735)	(8,948,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(581,333)	(10,068)
Security deposits	(3,947)	-
Loans receivable	(504,668)	-
Net cash used for QPhoton, Inc. merger	-	(1,356,071)
CASH USED IN INVESTING ACTIVITIES	(1,089,948)	(1,366,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	(1,901,079)
Preferred stock OID accrual	-	318,750
Proceeds from stock issuance (ATM facility)	14,668,091	-
CASH PROVIDED BY FINANCING ACTIVITIES	12,767,012	318,750

Net increase (decrease) in cash	1,888,329	(9,995,864)

Cash, beginning of period	5,308,466	16,738,657

Cash, end of period	$7,196,795	$6,742,793

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$598,921	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock, preferred stock and warrants issued (forfeited) in connection with QPhoton, Inc. merger	(3,600,315)	83,083,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

Note 1 – Nature of the Organization and Business

Corporate History

Quantum Computing Inc. (“QCi” or the “Company”) was formed in the State of Nevada on July 25, 2001, under its prior name, Ticketcart, Inc. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from “IBGH” to “QUBT”. On July 15, 2021 the Company uplisted to The Nasdaq Stock Market LLC. On June 16, 2022, the Company merged with QPhoton, Inc. (“QPhoton”), a developer of quantum photonic systems and related technologies and applications.

Nature of Business

The Company is a developer of nanophotonic-based quantum technology, offering real-world, affordable commercial applications. The Company was founded in 2018 by leaders in supercomputing, mathematics, and computer programming to solve the enormous challenge with quantum computing in terms of the high cost and lengthy times required for quantum software development. While much of the market focuses on Quantum Processing Unit (QPU) hardware, the Company’s experts realized that the quantum marketplace and vendors were limiting access to quantum computers due to the complexity of programming them. At the present time, only a very limited number of highly specialized quantum experts are able to use software development toolkits (“SDKs”) to create these critical programs and applications. The Company’s flagship software solution, Qatalyst, has enabled subject matter experts (SMEs) to run existing software on quantum processing units without the need for specialized programming with SDKs. As a result of the merger with QPhoton in June 2022, the Company is now able to offer its software capability that is embedded within its new hardware offering of photonic quantum computing systems and related services.

Liquidity

On October 28, 2022 the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on November 8, 2022 (the “2022 shelf”). Under the 2022 Shelf at the time of effectiveness, the Company had the ability to raise up to $100 million by selling common stock, preferred stock, debt securities, warrants and units. On December 5, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) relating to the sale of its common stock, and incorporated the ATM Agreement into the 2022 Shelf by amendment that was declared effective January 10, 2023.

Under the terms of the ATM Agreement, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $25 million through Ascendiant. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital, and possible future acquisitions. There were 8,910,729 shares of common stock sold under the ATM Agreement during the six months ended June 30, 2023 and no shares of common stock sold under the ATM Agreement during the six months ended June 30, 2022. As of June 30, 2023, the Company has utilized $14.7 million of the 2022 Shelf. The Company has approximately $85.3 million available under the 2022 Shelf and $10.3 million available under the ATM Agreement as of June 30, 2023.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

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

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the period ended June 30, 2023, the Company had $232,719 in revenues, a net loss of $16,314,701 and had net cash used in operations of $9,788,735. Additionally, as of June 30, 2023, the Company had a working capital deficit of $3,698,666 and an accumulated deficit of $136,302,482. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of these unaudited financial statements. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2023, the Company had invested $5,335,120 in a highly liquid money market fund managed by Morgan Stanley. The Company maintains the balance of its operating cash in deposit accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

Use of Estimates:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the determination of reserves for accounts receivable, stockholders’ equity-based transactions and liquidity assessment. Actual results may differ from these estimates.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable principally consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. During 2022 certain accounts receivable, attributable to a single customer, were determined not to be collectible and management recorded an allowance for doubtful accounts and wrote off the uncollectible receivables against that account. The accounts receivable as of June 30, 2023 and December 31, 2022 are considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2022 and June 30, 2023 we had no finance leases.

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

Business Combinations

We account for business combinations under the acquisition method of accounting, following ASC 805, Business Combinations. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded withing general and administrative expenses.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

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

Basic earnings (loss) per common share (“EPS”) is based on the number of common shares outstanding during each period presented. Convertible securities, warrants, and options to purchase common stock are included as common stock equivalents only when dilutive. The Company follows the provisions of ASC 260, Diluted Earnings per Share. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive securities. The dilutive effect of call options, warrants and share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of traditional convertible debt and preferred stock is calculated using the “if-converted method,” pursuant to which the securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted EPS calculation for the entire period being presented.

The Company had the following common stock equivalents at June 30, 2023 and 2022:

	June 30
	2023	2022
Common stock	67,215,159	29,204,543
Series A preferred stock (as converted)	1,564,505	1,575,004
Warrants	6,464,524	8,594,796
Stock options	13,693,737	5,575,528
Total fully diluted common shares	88,937,925	44,949,871

Note 3 – Business Combinations

Merger with QPhoton, Inc.

On May 19, 2022, the Company, QPhoton, and Yuping Huang, the principal stockholder of QPhoton (“Mr. Huang”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire QPhoton through a series of merger transactions (collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). On June 16, 2022, all conditions precedent having been met or waived by the parties, the Company closed the Transactions with QPhoton. The merger with QPhoton adds to the Company’s portfolio of quantum computing products and enables the Company to offer a wider range of quantum information services. The Company accounted for the Transactions using the acquisition method in accordance with ASC 805, Business Combinations, with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were initially determined using management estimates at the time of the merger, then updated in June 2023 for the values attributable to intangible assets based on new information the Company received from a third party valuation. The results of QPhoton are included within the consolidated financial statements commencing on the acquisition date.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

Pursuant to the Merger Agreement, immediately following the closing of the Transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub I (a wholly owned subsidiary of the Company) merged with and into QPhoton, with QPhoton surviving the merger as a wholly-owned subsidiary of the Company, immediately after which the surviving corporation merged with and into Merger Sub II (also a wholly owned subsidiary of the Company), with Merger Sub II surviving the merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). The merger consideration to be paid to the stockholders of QPhoton (the “Merger Consideration”) consisted of (i) 5,802,206 shares of common stock, par value $0.0001 per share, (ii) 2,377,028 shares of a new series of the Company’s preferred stock, par value $0.0001 per share, to be designated Series B convertible preferred stock (“Series B Preferred Stock”), and (iii) warrants to purchase up to 7,028,337 shares of common stock (the “Warrants”). Each share of Series B Preferred Stock converts into ten (10) shares of common stock. The Merger Consideration for stockholders Yuping Huang and Stevens Institute of Technology was issued in 2022. The other stockholder may have forfeited his rights to the Merger Consideration when he filed a claim asserting Appraisal rights under Delaware law, and pursuant to the terms of the Merger Agreement, all claims to the Merger Consideration had to be submitted to the Company within twelve (12) months of the Closing. However, the Company is in settlement negotiations with the remaining QPhoton stockholder and has decided not to post any adjustment to the purchase price of the Transaction until those negotiations are concluded or abandoned.

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

The fair value of the prepaid expenses and security deposits was set at book value, and the fair value of the fixed assets was written up to the purchase cost to reflect the recent purchase dates of the equipment relative to the closing date of the merger. To estimate the fair value of the identifiable intangible assets, the Company recorded an estimate at the time of merger. The Company subsequently engaged a third-party valuation expert (the “Third Party Valuation Expert”), Scalar, LLC, to conduct an independent analysis in line with purchase price accounting standards. The Third Party Valuation Expert concluded:

●	that there was no fair value attributable to management’s initial estimate of $10,000,000 for customer relationships based on the lack of current customer contracts;

●	a fair value of $2,722,000 attributable to the non-compete agreement with the founder using the with-and-without method, based on a variation of the income approach, an increase of $2,222,000 in intangibles compared with management’s initial estimate of $500,000. The with-and-without methodology employed uses two scenarios to value the non-compete asset: (1) the “with scenario” captures the estimated cash flows from the business if all of the existing assets were in place including the non-compete asset, and (2) the “without scenario” captures the estimated cash flows from the business if all of the existing assets were in place except the non-compete asset. The difference between the two scenarios is attributed to the presumed loss of cash flows without the non-compete asset in place and represents the value of the non-compete agreement;

●	a fair value of $969,000 attributable to the QPhoton trade name and trademark using the relief from royalty methodology, a decrease of $31,000 in intangibles compared with management’s initial estimate of $1,000,000. In the application of the relief from royalty method, the Third Party Valuation Expert estimated the value of the trade names/trademarks by capitalizing the royalties saved by virtue of the Company owning the trade names/trademarks. In other words, the Company realizes a benefit from owning the intangible asset rather than paying a rent or royalty for the use of the asset;

●	a fair value of $12,200,000 attributable to the technology and licensed patents using the relief from royalty methodology, an increase of $477,780 in intangibles compared with management’s initial estimate of $11,722,220. In calculating the fair value of the technology and licensed patents, the Third Party Valuation Expert followed the same approach as the trade name/trademark analysis; and

●	that there was no identifiable intangible value attributable to management’s initial estimate of $2,250,000 for employee agreements, rather calculated a fair value of $1,912,000 included in goodwill attributable to the assembled workforce using the replacement cost method. The replacement cost method approximates the cost it would take to reconstruct an asset of similar utility (to create a substitute asset). Specifically, this approach considers all of the costs the Company would have incurred to replace the QPhoton workforce with a brand new (but comparable) workforce. The assembled workforce value is added to goodwill per ASC 805-20-55-6, Assembled Workforce and Other Items that Are not Identifiable, and not tracked separately as an amortizing intangible asset.

The Company accepted the Third Party Valuation Expert’s valuation without adjustment.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

The following table summarizes the adjusted acquisition date fair values of assets acquired and liabilities assumed by the Company, including the final results of the analysis performed by the Third Party Valuation Expert for the intangibles:

Purchase price, net of cash acquired	$81,939,939
Less
Prepaid expenses	16,109
Fixed assets at cost	116,315
Security deposits	97,768
Non-compete agreement with founder	2,722,000
Website domain, trade name and trademark	969,000
Technology and licensed patents	12,200,000
Accounts payable and other current liabilities	(2,888,246)
Goodwill	$68,706,993

The purchase price and purchase price allocation for QPhoton was initially considered finalized as of September 30, 2022, then was subsequently revised after the Company received new information from the Third Party Valuation Expert’s valuation of intangibles. The following table summarizes the changes of intangibles, which resulted in an increase to goodwill of $9,581,220 compared with initial purchase price allocation estimates reported in the Company’s Form 10-Q: Quarterly report for quarter ending June 30, 2022.

	Initial Valuation	Final	Increase
Intangible Assets	Estimate	Valuation	(Decrease)
Customer relationships	$10,000,000	$-	$(10,000,000)
Non-compete agreement with founder	500,000	2,722,000	2,222,000
Website domain, trade name and trademark	1,000,000	969,000	(31,000)
Employment agreements	2,250,000	-	(2,250,000)
Technology and licensed patents	11,722,220	12,200,000	477,780
Total	$25,472,220	$15,891,000	(9,581,220)

Based on the adjusted purchase price allocation, the goodwill recognized was $68.7 million, which is not expected to be deductible for income tax purposes. The amount allocated to goodwill and intangible assets reflected the benefits the Company expected to realize from the growth of the acquisition’s operations.

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

Note 4 – Intangible Assets and Goodwill

As a result of the merger with QPhoton, the Company has the following amounts related to intangible assets:

	Intangible Assets as of:
	June 30,	December 31,	Amortizable
Amortizable Intangible Assets	2023	2022	Life
Customer relationships	-	10,000,000	3 years
Non-compete agreement with founder	2,722,000	500,000	3 years
Website domain, trade name and trademark	969,000	1,000,000	5 years
Employment agreements	-	2,250,000	2 years
Technology and licensed patents	12,200,000	11,722,220	10 years
Less: accumulated amortization	(3,080,990)	(3,248,495)
Net intangible assets	$12,810,010	$22,223,725

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

The aggregate amortization expense of the Company’s intangible assets for the periods ended June 30, 2023 and December 31, 2022 was $167,506 and $3,248,495, respectively, driven by the purchase price allocation adjustments to initial estimates realized in the period ended June 30, 2023. The Company expects future amortization expense to be the following:

Amortization
Balance of 2023	$1,421,995
2024	2,843,991
2025	2,352,518
2026	1,936,657
2027	1,831,682
Thereafter (2028-2032)	2,423,167
Total	$12,810,010

The Company recorded goodwill resulting from the merger with QPhoton, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $65,106,678 resulting from the QPhoton merger. The following table provides a summary of the changes in goodwill for the periods ended June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2022	2022
Goodwill, at beginning of year	$59,125,773	$-
Goodwill additions or adjustments	9,581,220	59,125,773
Goodwill reduction or impairment	3,600,315	-
Goodwill, at end of year	$65,106,678	$59,125,773

The Company tested the intangible assets and goodwill for impairment as of December 31, 2022 and concluded there was no impairment of intangible assets or goodwill at that time. For the period ended June 30, 2023, the Company realized $3,600,315 in reductions to goodwill related to forfeitures of warrants issued and reserved in connection with the QPhoton merger on June 16, 2022 (“QPhoton Merger Consideration Warrants”). The QPhoton Merger Consideration Warrants are forfeited on a pro rata basis when and if stock options and warrants issued and outstanding as of June 15, 2022 are forfeited. Additionally, the Company increased goodwill, as a reclassification from intangible assets, by $9,581,220 for adjustments resulting from the Third Pary Valuation Expert’s valuation as compared to initial estimates in the QPhoton purchase price allocation in the period ended June 30, 2023.

Note 5 – Income Taxes:

The Company has made no provision for income taxes because there has been no taxable income.

FASB has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

	June 30,
	2023	2022
Net operating loss carry-forwards	$11,689,399	$6,921,161
Valuation allowance	(11,689,399)	(6,921,161)
Net deferred tax assets	$-	$-

At June 30, 2023, the Company had net operating loss carry forwards of approximately $11,689,399.

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

June 30, 2023

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

Note 7 – Property and Equipment

	June 30,	December 31,
Classification	2023	2022
Hardware & Equipment	$1,588,566	$1,026,829
Software	38,484	18,889
Total cost of property and equipment	1,627,050	1,045,718
Accumulated depreciation	175,686	70,549
Property and equipment, net	$1,451,364	$975,169

The Company acquired $581,332 of property and equipment during the six months ended June 30, 2023. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods.

Estimated Useful Life (Years)
Computer and laboratory equipment	5
Network equipment	4
Minor equipment	3
Furniture and fixtures	7
Software	3
Leasehold improvements	5

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense.

Note 8 – Loans

Notes Payable – BV Advisory Partners, LLC

As part of our business combination with QPhoton in June 2022, we acquired a note payable to BV Advisory Partners, LLC. On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory. Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, BV Advisory, a related party shareholder, purchased convertible promissory notes from QPhoton for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured 2 years from the grant date. However, QPhoton only received approximately $375,000 in cash proceeds as $125,041 was paid by BV Advisory directly to The Trustees of the Stevens Institute of Technology (“Stevens Institute”) on behalf of QPhoton, to satisfy QPhoton’s obligations to reimburse costs incurred under the terms of their patent license agreement with the Stevens Institute.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

On June 16, 2022 the Company tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes. The BV Notes and accrued interest are recorded as short-term liabilities. On August 15, 2022, BV Advisory Partners, LLC (“BV Advisory”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”).  BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.).  BV Advisory is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc.  The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously.  The Company filed a motion to dismiss the complaint in December 2022, and in March 2023 Plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint and at this time that motion is pending before the Court, with oral argument scheduled for October 2023. The Company does not believe it is necessary to accrue an amount in addition to the principal and interest on the BV Notes at this time.

Unsecured Promissory Note

On September 23, 2022, the Company entered into a note purchase agreement (the “NPA”) with Streeterville Capital, LLC ( “Streeterville”), pursuant to which Streeterville purchased an unsecured promissory note (the “Note” or the “Streeterville Unsecured Note”) in the initial principal amount of $8,250,000. The Note bears interest at 10% per annum. The maturity date of the Note is 18 months from the date of its issuance (the “Maturity Date”). The Note carries an original issue discount of $750,000, which is included in the principal balance of the Note. If the Company elects to prepay the Note prior to the Maturity Date, it must pay to Investor 120% of the portion of the Outstanding Balance the Company elects to prepay.

Beginning on the date that is six (6) months after the issuance date of the Note, Streeterville has the right to redeem up to $750,000 of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company shall pay the applicable Redemption Amount in cash to Streeterville within three (3) trading days of the Company’s receipt of such Redemption Notice. No prepayment premium shall be payable in respect of any Redemption Amount. As of June 30, 2023, Streeterville has redeemed $2,500,000 of the outstanding balance of the Note.

Pursuant to the terms of the NPA, the parties provided customary representations and warranties to each other. Also, until amounts due under the Note are paid in full, the Company agreed, among other things, to: (i) timely make all filings under the Securities Exchange Act of 1934, (ii) ensure the common stock continues to be listed on the Nasdaq Stock Market LLC (iii) ensure trading in the common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on the Company’s principal trading market, (iv) ensure the Company will not make any Restricted Issuance (as defined in the Note) without Investor’s prior written consent, which consent may be granted or withheld in Investor’s sole and absolute discretion, (v) ensure the Company shall not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits the Company from entering into certain additional transactions with Streeterville, and (vi) with the exception for Permitted Liens (as defined in the Note), ensure the Company will not pledge or grant a security interest in any of its assets without Streeterville’s prior written consent, which consent may be granted on withheld in Streeterville’s sole and absolute discretion.

The Note sets forth certain standard events of default (such event, an “Event of Default”) that generally, if uncured within seven (7) trading days, may result in the discretion of Streeterville in certain penalties under the terms of the Note. In this regard, upon an Event of Default, Streeterville may accelerate the Note by written notice to the Company, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (as defined in the Note). Additionally, upon written notice given by Streeterville to the Company, interest shall accrue on the Outstanding Balance beginning on the date the applicable Event of Default occurred at an interest rate equal to the lesser of fifteen percent (15%) per annum simple interest or the maximum rate permitted under applicable law upon an Event of Default.

Note Purchase Agreement Loan

On May 16, 2023, the Company entered into a Summary of Proposed Terms (the “Letter of Intent”) with millionways, Inc. (“millionways”) to provide bridge loans to millionways and enter into due diligence to acquire up to 100% of the AI firm. On June 6, 2023, the Company entered into a Note Purchase Agreement (the “MW Agreement”) with millionways, pursuant to which the Company agreed to purchase from millionways up to three unsecured promissory notes (each, a “MW Note”), in an aggregate principal amount of up to $2,000,000, subject to the terms and conditions of the MW Agreement. Also on June 6, 2023, pursuant to the terms of the MW Agreement, the Company purchased the MW Notes from millionways and loaned an aggregate principal amount of $500,000 to millionways.

The MW Agreement contains customary representations and warranties by millionways and the Company, as well as a “most favored nations” provision for the benefit of the Company. The MW Notes issued under the MW Agreement, including the MW Notes issued on June 6, 2023, provide that the indebtedness evidenced by the applicable MW Note bears simple interest at the rate of 10% per annum (or 15% per annum during the occurrence of an event of default, as defined in the MW Notes), and becomes due and payable in full on the earlier of (i) May 16, 2024, (ii) a change of control (as defined in the MW Notes) of millionways, (iii) dollar-for-dollar prepayment for additional capital received through any vehicle from a third party or (iv) an event of default.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

Note 9 – Capital Stock:

Series A Convertible Preferred Offering

From November 10, 2021 through November 17, 2021, the Company conducted a private placement offering (the “Private Placement”) pursuant to securities purchase agreements with 7 accredited investors (the “Series A Investors”), whereby the Series A Investors purchased from the Company an aggregate of 1,545,459 shares of the Company’s newly created Series A Convertible Preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants to purchase 1,545,459 shares of common stock for an aggregate purchase price of $8,500,000. The PrIvate Placement was completed and closed to further investment on November 17, 2021.

The Series A Preferred Stock ranks senior to common stock with respect to the payment of dividends and liquidation rights. Each holder of Series A Preferred Stock is entitled to receive, with respect to each share of Series A Preferred Stock then outstanding and held by such holder, dividends at the rate of ten percent (10%) per annum (the “Preferred Dividends.”) The Company is obligated to pay the Preferred Dividends quarterly, in arrears, within fifteen (15) days of the end of each quarter. The Company has the option to pay the Preferred Dividends in cash or in common stock, at a price per share of common stock equal to the average of the closing sale price of the common stock for the five (5) trading days preceding the applicable dividend payment date. The Preferred Dividends are accrued monthly, but not compounded, and are recorded as interest expense, because the Preferred Dividends are mandatory and not declared at the discretion of the Board of Directors.

The number of shares of common stock issuable upon conversion of any share of Series A Preferred Stock shall be determined by dividing (x) the Conversion Amount of such share of Series A Preferred Stock by (y) the Conversion Price. “Conversion Amount” means, with respect to each share of Series A Preferred Stock, as of the applicable date of determination, the sum of (1) the stated value thereof plus (2) any accrued dividends. “Conversion Price” means, with respect to each share of Series A Preferred Stock, as of any optional conversion date, Mandatory Conversion Date or other date of determination, $5.50, subject to adjustment for stock splits, dividends, recapitalizations and similar corporate events.

The Warrants are two-year warrants to purchase shares of common stock at an exercise price of $7.00 per share, subject to adjustment, and are exercisable at any time on or after the date that is six (6) months following the issuance date. The warrants provide for cashless exercise in the event the underlying shares of common stock are not registered.

In connection with the Purchase Agreement, the Company and the Series A Investors entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the shares of common stock underlying the Series A Preferred Stock and warrants within 180 days. Pursuant to the Registration Rights Agreement, the Series A Investors received certain rights, including but not limited to piggyback registration rights, providing that the holder be given notice of any proposed registration of securities by the Company, and requiring that the Company register all or any portion of the registrable securities that the holders request to be registered, in each case, subject to the terms and conditions of the Registration Rights Agreement.

On April 27, 2022 the Company filed a Resale Form S-3 as required by the Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement to register the shares of common stock underlying the Series A Preferred Stock and warrants within 180 days from the closing of the Private Placement. The Resale Form S-3 went effective on June 2, 2022.

On June 13, 2022, one of the Series A Investors, Falcon Capital Partners, converted 45,455 shares of Series A Convertible Preferred stock into 47,728 shares of common stock.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

On February 9, 2023, one of the Series A Investors, Greenfield Children, LLC, converted 10,000 shares of Series A Convertible Preferred stock plus accrued dividends into 11,096 shares of common stock.

Other Offerings

On October 11, 2022 the Company issued 155,000 shares of common stock to seven employees and consultants in exchange for services rendered.

On January 20, 2023 the Company issued 750,000 shares of common stock to Draper, Inc. and 750,000 shares of common stock to Carriage House Capital, Inc. as compensation for services rendered in support of the QPhoton merger.

On May 3, 2023 the Company issued 853,600 shares of common stock to thirty-five (35) employees as payment in lieu of cash for 2022 performance bonuses (the “Bonus Shares”). The Bonus Shares are restricted and will vest as follows: one half vesting on December 31, 2023 and one half vesting on December 31, 2024. As of June 30, 2023 the Company canceled 23,900 of the issued shares that were forfeited by employees no longer with the Company.

From January 19 through June 30, 2023, the Company sold 8,910,729 shares of common stock through its At-The-Market (ATM) facility, managed by Ascendiant Capital, at an average price of $1.65. The Company received gross proceeds of $14,668,091 and paid a fee of three percent (3%) to Ascendiant Capital.

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

On July 5, 2022, the Board of Directors adopted the Company’s 2022 Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16,000,000 shares of common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. As of June 30, 2023, a total of 12,145,767 shares were issued and outstanding under the 2022 Plan.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Six and Twelve Months Ended
	June 30,	December 31,
	2023	2022
Exercise price	$1.35 – 1.84	$5.20 – 12.72
Risk-free interest rate	4.68 – 4.81%	0.04 – 0.08%
Expected volatility	200 – 214%	390 – 415%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

The following table summarizes the Company’s option activity since December 31, 2022:

		Weighted
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Outstanding as of December 31, 2022	9,601,237	$3.42	4.0
Granted	4,342,500	1.64	5.0
Exercised	-	-	-
Forfeited	250,000	5.83	-
Outstanding as of June 30, 2023	13,693,737	$3.33	3.9
Vested as of June 30, 2023	7,433,424	$3.37	3.5

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

The following table summarizes the exercise price range as of June 30, 2023:

Exercise Price	Outstanding Options	Exercisable Options
$1.00	408,970	408,970
$1.35	3,750,000	-
$1.45	225,000	225,000
$1.67	50,000	16,665
$1.84	592,500	200,000
$1.95	280,000	280,000
$2.37	5,103,267	4,288,728
$2.40	1,062,500	420,817
$2.56	287,500	95,822
$2.61	150,000	88,892
$3.58	65,000	43,335
$3.98	66,000	44,002
$5.69	12,500	12,500
$5.70	25,000	16,667
$6.11	25,000	8,332
$6.49	52,500	34,999
$6.60	50,000	33,335
$6.85	650,000	433,355
$7.00	18,000	12,000
$7.55	7,500	7,500
$8.85	100,000	66,670
$10.00	650,000	650,000
$11.51	50,000	33,335
$11.65	12,500	12,500
	13,693,737	7,433,424

The weighted average grant-date fair value of stock options granted during the six ended June 30, 2023 and twelve months ended December 31, 2022 and 2021 was $1.42 per share and $2.38 per share, respectively.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Six and Twelve Months Ended
	June 30, 2023	December 31, 2022
Research and development	1,616,856	2,758,465
General and administrative	2,298,769	15,003,002
Total stock-based compensation	$3,915,625	$17,761,467

As of June 30, 2023, total unrecognized compensation cost related to common stock options was $9.0 million, which is expected to be recognized over a period of 3.9 years.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

Warrants

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of common stock at an exercise price of $2.00/share. Those warrants are exercisable for five years from the date of issuance. In connection with an offering of Series A Convertible Preferred stock in November 2021, the Company issued warrants to purchase 1,545,459 shares of common stock at an exercise price of $7.00. Those warrants are exercisable for two years from the date of issuance. In connection with the QPhoton merger on June 16, 2022, the Company issued warrants to purchase 6,325,503 shares of common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued and outstanding as of June 15, 2022 are exercised. The following table summarizes the warrants outstanding at June 30, 2023:

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171,000	(150,000)	-	21,000
November 15, 2021	November 15, 2023	$7.00	1,545,459	-	-	1,545,459
June 16, 2022	May 9, 2027	$0.0001	6,325,503	-	(1,427,438)	4,898,065

Note 11 – Related Party Transactions

There were no related party transactions during the six-month periods ended June 30, 2023 and 2022.

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

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of June 30, 2023:

Year	Lease Payments Due
Balance of 2023	$142,843
2024	$344,732
2025	$341,081
2026	$349,608
2027	$267,092
Less: imputed Interest	$(307,874)
Present Value of operating lease liabilities	$1,137,480

Other information related to operating lease liabilities consists of the following:

	Six and Twelve Months Ended
	June 30, 2023	December 31, 2022

Cash paid for operating lease liabilities	$217,543	$125,238
Weighted average remaining lease term in years	4.2	4.7
Weighted average discount rate	10%	10%

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

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

Consideration for the agreement

As consideration for the license and other rights granted under the agreement, QPhoton agreed to pay the following: (i) $35,000 within 30 days of execution of the agreement, (ii) $28,000 within 30 days of each annual anniversary of the effective date, (iii) equity in the Company equivalent to nine percent of the outstanding equity of the Company within 30 days of the execution of the agreement, and (iv) royalties of 3.5% of the net sales price of each licensed product sold or licensed by the company during the quarter then-ended, for which it also received payment, concurrent with the delivery of the relevant quarterly report.

As of June 30, 2023 the Company has begun to commercialize some of the licensed technology, though has not recorded any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 14 – Subsequent Events:

On July 13, 2023, the Company received a subcontract award from Bay Area Environmental Research Institute (BAERI) for $122,200 to build and test for NASA Ames an innovative photonic sensor instrument to provide accurate measurement of atmospheric particulates such as clouds, aerosols, smoke flume, volcanic ashes, etc., in order to identify physical properties including size, shape and chemical composition.  This award represents the third distinct task order from NASA and is the second research center within NASA to subcontract with the Company.  Under the nine-month subcontract, the Company will deliver a compact system, programmed to process a substantial amount of data that can support standalone operations for days, and designed to be powered by a 12-volt battery that consumes no more than 30 watts of power. The possible long-term objective of this engagement is to position these instruments for field deployment to create a monitoring network.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

June 30, 2023

On July 19, 2023, the Company expanded its commercially available product line to include its first-in-a-series Quantum Photonic Vibrometer (QPV), a proprietary, powerful instrument for remote vibration detection, sensing, and inspection. This device is the first quantum accelerated photonics vibrometer available in the market today and offers significant advancements in sensitivity, speed, and resolution, capable of discerning for the first time, highly obscured and non-line-of-sight objects.  Military and commercial applications are numerous in the areas of material recognition, enhanced surveillance, infrastructure integrity and preventive industrial maintenance – all at safe distances and requiring minimal energy/optical power.

On July 31, 2023, the Company issued 1,500,000 shares of common stock to five employees as long-term incentive bonuses for the Company’s key technical staff (the “Retention Incentive Shares”). The Retention Incentive Shares are restricted and will vest annually in equal amounts over a five-year period as follows: twenty percent (20%) will vest on each of December 31, 2023, December 31, 2024¸ December 31, 2025, December 31, 2026, and December 31, 2027, subject to the grantee continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date.

On July 27, 2023, BV Advisory Partners, LLC, and its chief executive officer, Keith Barksdale, alleged stockholders of and claimants against the Company, filed a petition in the Court of Chancery of the State of Delaware to appoint a receiver for the Company based on allegations that the Company is insolvent due to purported poor corporate governance and cash management. The petition also objects to the Company’s approach to raising capital. In a related motion, the petitioners also sought expedited treatment of the petition on July 28, 2023 under the presumption that they allegedly face a threat of irreparable harm. The Company strongly disagrees with the allegations in the Petition and considers these claims baseless and without merit. The Company intends to vigorously defend itself against these baseless allegations. Despite the disparaging comments regarding the Company’s management and financing strategies, petitioners acknowledge that the Company has valuable intellectual property and a bright commercial future, which they believe can only be realized through a receivership that Mr. Barksdale controls. Among many other issues, the Company opposes the petition in light of the fact that two of Mr. Barksdale’s own companies either filed for bankruptcy or were sold under Sheriff Auction within the last 12 months.

From July 1, 2023 through August 10, 2023, the Company repaid $1,500,000 of principal and accrued interest on the Streeterville Note, for a cumulative redemption amount of $4,000,000. As of August 10, 2023, the remaining principal and accrued interest payable is $4,939,447. During the same period from July 1, 2023 through August 10, 2023, in preparation for its entry into quantum chip manufacturing, the Company placed deposits totaling approximately $1.3 million on long-lead equipment for its planned fabrication facility.

From July 1, 2023 through August 10, 2023 the Company sold 5,581,211 shares of common stock through its ATM facility, managed by Ascendiant Capital, at an average price of $1.40. The Company received gross proceeds of $7,803,061 and paid a fee of three percent (3%) to Ascendiant Capital. The net cash of $10,064,864 reported as of August 8, 2023 in the Liquidity and Capital Resources subsection of the Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is net of the aforementioned Streeterville Note redemption and long-lead equipment deposit payments.

There are no other events of a subsequent nature that in management’s opinion are reportable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed Quantum Computing, Inc. (the “Company,” “QCi,” “we,” “our,” and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Quantum Computing Inc. is a nanophotonic-based quantum technology company. Our mission is to be the democratizing force that brings quantum solutions to business, academia, government, and ultimately individual users. Our quantum technologies enable end users to get answers to critical business problems today, using the quantum solutions that deliver solutions otherwise unavailable in the market.

The Company was formed in 2018, to focus on providing a software platform to connect end-users with several commercially available quantum computers. The growth of our business was dependent on the ability of those quantum computers to provide viable business solutions, which they were and still are, incapable of providing today. Consequently, in June 2022, the Company dramatically expanded the scope of its business through its merger with QPhoton, Inc. (“QPhoton”). By combining QPhoton’s quantum hardware intellectual property with QCi’s quantum software platform and its expertise in various quantum hardware platforms, the Company has transformed into is now able to provide full-stack innovative quantum solutions company providing quantum technologies ranging from quantum computing to quantum sensing, quantum imaging and quantum cyber security. QCi, with its breadth of quantum technologies, all based on its core photonic computing capability, is in a unique market position, to address multiple quantum technology market areas that few of its competitors can claim. Key to our competitive advantage over other quantum computing hardware is our ability to operate at room temperature with no expensive specialized cryogenic cooling, controlled noise and vibration free environments, while providing computational advantages unparalleled in the market.

The first and most productized of the Company’s technology today, the Dirac series, is the Company’s Entropy Quantum Computing (“EQC”). The Dirac series includes room-temperature, photonic quantum information processing systems underpinned by a series of patented and patent pending technologies.  We believe that this will enable us to develop and produce multiple generations of information processors with increasing computational power, capacity, and speed, as well as the hardware miniaturization that will exceed the computing capabilities of classical systems. Our product development goal is to deliver compelling performance advantages over classical computational machines and will eventually be able to solve complex problems more effectively and efficiently in terms of scalability, power consumption, and cost compared with current high-performance computing technology. Our technology, supported by professional services through our “Quantum Solutions” offering, benefits our clients by providing a cloud-based pathway to access and adopt quantum technologies.

The Company’s products are in early commercialization. Revenues to date have consisted entirely of professional services that utilize the Dirac-series computers, and we expect subscription and hardware sales to commence in the second half of 2023.

In addition, our photonic technology and engineering teams are enabling QCi to continue to expand into adjacent markets and produce enhanced quantum LiDAR, vibrometry and sensing systems, imaging systems, quantum-secured network solutions, quantum cyber security and photonic quantum chips. Several of these technologies are already in early stages of commercialization.

While we are continuing to develop and evolve our technology, our short-term goals and core business model are based on generating revenue from selling access to our advanced quantum computing systems (via the cloud) as we develop commercial capabilities. As previously stated, we are developing commercial quantum imaging, sensing, and cybersecurity products that we are offering to both commercial and government clients. The Company’s near-term model is focused on selling desktop or rack-sized as well as portable quantum devices that will power hybrid computing systems that will create the combination of classical computing and quantum computing to deliver critical business solutions unavailable in the market today. Our long term product goal is to build laptop quantum computers, at price points that will make them affordable to computer users at every business level, not just the largest companies who can afford better technology. We currently offer access to our quantum computing machines via our own in-house cloud service and have begun the process to be able to take orders for select hardware and device products. Our plan is to also eventually offer access through other commercial service providers.

A central capability that will drive our entire product development is our quantum nanophotonic chip technology. The Company already produces its own lithium niobate nanophotonic circuits and has plans to scale production to meet the requirements of our product roadmap as well as projected demand for our technologies. As further discussed below, the Company has announced plans to construct and operate a new state-of-the-art quantum nanophotonics technology manufacturing and research center.

We are focused on providing integrated quantum information gathering, transmission, and processing solutions, including both the user interface software and the quantum hardware. With our proprietary nanophotonic quantum technologies designed using our solution-oriented system architectures, we believe that we will have a competitive advantage in the market. As an integrated engineering team that works across multiple quantum technology domains, we believe that we are well-positioned to leverage our expertise in software, hardware, and nanophotonic circuits to develop quantum services and products, from quantum chip design and manufacturing through cloud delivery and eventually sales of hardware systems. We believe that this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum machines.

Market Opportunity

For the past 45 years or so, silicon-based processor manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently, the computer processor industry has found it increasingly difficult to offer faster, more powerful processors due to fundamental physical effects limiting further size reduction of transistors, according to We’re not prepared for the end of Moore’s Law, MIT Technology Review, February 2020; https:// www.technologyreview.com/2020/02/24/905789/ (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Quarterly Report, and you should not consider information on this website to be part of this Quarterly Report). Despite this progress in transistors and computing power, many of the world’s most important computational problems are still considered impractical to solve with classical computers of today and will be with classical computers in the foreseeable future.

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

Research suggests that quantum computers may be ideally suited to run optimization algorithms, where further advancements in approaches and quantum computing hardware could result in computational benefit over currently used conventional systems. See Quantum Computing for Finance: Overview and Prospects, https://www.sciencedirect.com/science/article/pii/S2405428318300571 (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Quarterly Report, and you should not consider information on this website to be part of this Quarterly Report). The ability to solve challenging computational problems in a reasonable period of time is of particular interest in compute-heavy fields that include, among others, big data, artificial intelligence, healthcare, and cybersecurity. We believe that these are natural markets for quantum computing, due to the immense compute power required to process large data sets.

However, quantum technologies (particularly QCi’s) reach far beyond computing. As previously stated, other existing technologies in domains such as imaging, sensing, and cybersecurity will greatly benefit from the advances of quantum science to bring better technologies in medicine, engineering, autonomous vehicles, and cyber security to protect the most sensitive national and commercial systems from quantum enabled attacks. These markets will likely out pace and out perform the computing market in the near term and likely for the foreseeable future.

Strategy

QCi’s strategy has evolved to become a nanophotonic quantum solutions company, regularly launching an increasing selection of products and services. When QCi was formed, quantum computing was a fundamentally new paradigm compared with conventional computing, requiring a new and highly technical set of skills to create the hardware and software to drive quantum results. The pool of people with those skills is limited, in high demand and expensive. In addition, the predominant quantum computer programming approach, using one or more software development toolkits (“SDKs”) to create a quantum computing program, was and continues to be, slow and costly, and therefore poorly suited for non-quantum experts attempting to solve real world problems. Moreover, many types of quantum computing hardware require delicate and expensive cryogenic isolation systems just to maintain stability, which makes it difficult for users to interact with quantum computing systems. Until recently, the use of quantum computing was generally limited to research and science experiments conducted at universities and laboratories. A larger user community is now emerging, demanding greater capabilities from quantum systems. QCi is helping to drive that shift in the market with its available computing technologies, and we believe that QCi is prepared to address this growing need.

QCi’s merger with QPhoton, combined with QCi’s significant intellectual property work that culminated in the development of Qatalyst software, enables the QCi to offer room temperature quantum computation systems through cloud services today and, we expect, will enable us to offer affordable, turn-key products in the future as well. This combination of quantum hardware and software will address the steep learning curve and highly particular skillsets generally associated with quantum information processing, which have historically presented significant barriers to adoption for companies and government entities looking to leverage novel quantum computing capabilities to solve problems. We believe that QCi’s core proprietary photonic methodology offers:

●	significant advantages to existing quantum technologies, including greater speed and processing power to tackle extremely large amounts of data with higher accuracy;

●	scalability and compatibility with existing infrastructure;

●	significantly lower power consumption; and

●	smaller device footprint requiring no special conditions such as cryogenic temperatures or zero vibration levels.

In short, our core technology offers practical, cost-effective solutions that materially advance the computing capability available in the market. We leverage this core competency across our five product platforms that include:

1.	Quantum Computing;
2.	Quantum Intelligence;
3.	Quantum Remote Sensing Quantum;
4.	Cyber Security; and
5.	Quantum Imaging.

Quantum Optical Chips – leveraged across all five product platforms and a key component to future product development

Nanophotonic chips will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. We continue to develop our proprietary nanophotonic chip designs and are actively working on the specification and design for a dedicated quantum optical chip fabrication facility to develop and produce Lithium Niobate optical chips (“Quantum Chips”) for quantum information processing and other single photon detection and sensing applications. With respect to building such a facility, QCi believes that we have an opportunity to benefit from the CHIPS and Science Act of 2022 (the “CHIPS Act”), which allocates $52 billion for the revitalization and onshoring of semiconductor manufacturing in the U.S, During 2023, we began to take steps to establish a U.S.-based chip facility. We have submitted a letter of interest and are progressing in the grant application process. We have also identified an optimum site location in Arizona and have placed deposits to secure certain long-lead time equipment. Our plan for the facility is to produce a range of lithium niobate nanophotonic circuits (quantum chips) for use in our own products and for general sale in the market. QCi is prepared, however, to finance some or all of the required funding to build the facility, if necessary, and believes it has multiple sources to do so. Currently, QCi leases facilities to produce its own lithium niobate nanophotonic circuits and has secured additional capabilities to scale in order to meet anticipated future demand until our new fabrication facility is completed and operational, which could take up to two years to complete, depending on permitting and supply chain factors.

QCi’s ability to sell its innovative solutions in the market place would be enhanced by partners who represent significant experience and success in their respective domains. QCi has and is expanding its partner base to address opportunities in the federal government to include the Department of Defense as well as civilian federal government agencies, the commercial sector, to include major firms with successful business lines in the medical, civil engineering, and supply chain domains, among others.

The US Government recognizes that quantum technologies are essential to maintaining technology leadership in the world today. In order to fully support tremendous potential for our market-ready quantum solutions to this important market, QCi launched in February 2023 a wholly owned subsidiary, QI Solutions, Inc. (QiS), to deliver quantum products and services to the US government agencies and defense markets to best serve the unique requirements of this market. QiS is strategically headquartered in Arizona, a leading force in the field of optics whose government leaders are early champions of advanced photonic research, supporting strong research universities interested in exploring mission-ready quantum computing and related technologies.

We believe that our unique capabilities that can be adopted for immediate applications that are appropriate for multiple programs within various government departments and agencies and have already been engaged in discussions with a number of these entities, and anticipate that we could soon see our solutions utilized in a wide variety of boutique applications for our clients.

Products and Products in Development

Quantum Computing

QCi’s unique position in the marketplace is due to its core photonic computing capability which has transformed us into a full-stack innovative quantum solutions company. This core technology results in QCi’s ability to offer quantum technologies ranging from quantum computing to quantum sensing, quantum imaging and quantum cyber security. Addressing multiple quantum technology market areas that few of its competitors can claim.

Entropy Quantum Computer – Dirac Series

The core of QCi’s hardware offering is the EQC, which leverages the principle of open quantum systems. The EQC differs substantially from today’s Noisy Intermediate Scale Quantum (NISQ) computers, or gate model computers using superconducting or iontrap methods, offered by most of our competitors. Quantum systems are naturally “open”, meaning, they inevitably interact with their surrounding environment. However, as a result of these interactions, the wavefunctions describing those systems collapse, at which point the quantum information is lost and the NISQ system “decoheres” which causes significant processing challenges for NISQ architectures.

The EQC works by coupling photonic states to their surrounding environment (the Entropy), including quantum fluctuations of the electromagnetic vacuum. This approach runs completely counter to those being developed with other atom / ion-based NISQ systems. The quantum vacuum fluctuations are ubiquitous and can be used to capture every possible outcome in a very large system with many configurations, simultaneously, making the approach ideal for fast and accurate computations in optimization problems. Due to the physical limitations imposed by the physics, today’s NISQ computers are required to be designed to produce closed quantum systems in pristine quantum states that are isolated from the environment. Consequently, there is a significant engineering cost to protect quantum information from the environment to eliminate noise. This is why NISQ quantum computers usually require cryogenic cooling, pure vacuum, vibration isolation and electromagnetic shielding. Those requirements introduce high cost, complex maintenance, and ongoing stability issues.

Our EQC machines are not subject to those environmental isolation requirements and can function effectively in normal device settings (desktop or rack sizes, room temperature, battery-powered, turn-key, etc.). Late in 2022, we announced our intention to launch the Dirac Series, a family of products that will include next generations of EQC that increasingly expand the scale and capabilities of the EQC to broader, larger, and more complex optimization problems. Developing this family of products will involve improving the size and capacity of the EQC machines by continuing to innovate in the number, quality and operational fidelity of the qubits. This will include developing technology that operates using quantum digits (“qudits”) instead of quantum bits (“qubits”). A qudit-based computer may prove better at tackling complex problems than qubit-based computers, and may allow more computational power with fewer components. These attributes of the Dirac series of computers make them more affordable to general business users than other quantum machines and thereby enable QCi to achieve its goal of “democratization”. To date QCi has released 2 computers within the Dirac series: Dirac-1 is our first available EQC which delivers solutions for binary optimization problems capable of using over 11,000 qubits; and Dirac-2 solves integer-based optimization problems encompassing over 1000 (n=64) qudits. Both Dirac-1 and Dirac-2 are able to process the highest number of variables and problem size available in quantum computing today. The Dirac-2 has already demonstrated its capacity to solve significantly large supply chain problems. We plan to release Dirac-3 in the second half of 2023.

EQC Business Model

The combination of the Entropy Quantum Computer and Qatalyst, our internally-developed software that acts as an interface pathway for external access, has enabled us to launch our cloud-based quantum computing solutions on a subscription basis. Subscriptions are offered on an annual, quarterly, and proof of concept (short term) basis with discounts provided for multiyear commitments. Subscription prices are based on the expected usage from each customer. A dedicated system subscription (currently offered as the “Dirac Dedicated Subscription”), is also available that provides unlimited usage within the SLA included in our agreement. QCi anticipates that our subscription service will be competitive with the quantum computing subscription services offered by our competitors, such as IBM, IonQ and Quantinuum. However, we believe our subscription service will offer significant computational advantage that will differentiate it from our competitors.

Initially the EQC subscription services are hosted at the Company’s data center in New Jersey. As usage grows, we may utilize other data centers including Amazon Web Services (AWS) for datacenter services. Many large computing and datacenter companies like, Google and Microsoft also sell access to third party Quantum Computers over their networks on a commission basis. While we are focused on selling subscriptions on Dirac in our own datacenter, there may be a time where we also provide subscriptions through Google, Microsoft, and Amazon through their Marketplaces.

In addition to shared subscription services and dedicated subscription services, we intend in the future to provide to customers an on-premise implementation of the Dirac EQC as customer demand grows and our service organization matures. There are multiple markets that will require this type of delivery including the United States Government, United States Military and European Financial Organizations, where European laws require customer data to be always be in the control of the financial institutions.

Quantum Intelligence

Reservoir Computer

Launched June 2023, our first reservoir computing product is an edge device that is photonic-inspired, FPGA-based, and optimized for recurrent neural network applications. The Reservoir Computer (“RC”) hardware system has advantages over the more traditional software approaches to reservoir computing include significantly faster processing speeds, 80% - 95% less energy consumption, portable (size of power bank), affordable, and offering materially less training time. The RC delivers superior performance in time dependent tasks, such as chaotic time series prediction, radar signal classification, and speech recognition. The QCi Reservoir Computer’s advantage of being deployed at the edge of a computer network, allows data analysis to occur at the sensors or collection point, reducing latency, dependency on network connections, and allows for more real-time processing of data. To date, the market for reservoir computing has been limited due to computing cost and technical implementation complexities, which is expected to be practically eliminated with our reservoir computer. The QCi’s reservoir computer can address complex problems in fields such as natural language processing, weather prediction, financial analysis, drug discovery, optimization, autonomous driving, enhancement of LiDAR capabilities, and a material boost to performance (speed, accuracy and data processing volume), affordability, and power-savings to the AI industry.  Our current contract with NASA and collaboration with AI firm millionways, both of whom are the first to use the QCi RC, speak to QCi’s Reservoir Computer’s ability to solve complex machine learning problems across different application areas. We are accepting order for the RC now and will begin shipping during second half of 2023.

Quantum Remote Sensing

QLiDAR

Our Quantum LiDAR (“QLiDAR”) can see through dense fog and provide image fidelity at great distances and through difficult environments such as snow, ice, and water. Once again, by leveraging the power of quantum mechanics and single photon detection, LiDAR systems can be greatly enhanced in their ability to measure at improved resolution and distances as well as extend these photonic signals to applications in vibrometry for material stress analysis, particle size analysis, and potential remote sensing from aircraft, drones and even satellites. In January 2023, QCI’s federal contracting subsidiary, QI Solutions, received an award from NASA, through a subcontract from Science Systems Applications, Inc., to test its QLiDAR technology for remote measurement of the physical properties of different types of snowpacks including density, particle size and depth. We are also pursuing commercial development of QLiDAR applications and partnerships are actively being explored. Importantly, we are actively engaged in multiple testing opportunities through a subcontract with NASA.

Quantum Photonic Vibrometer

Launched July 2023, the Quantum Photonic Vibrometer (“QPV”) is a proprietary, powerful instrument for remote vibration detection, sensing, and inspection.  This device is the first quantum accelerated photonics vibrometer available in the market today and offers significant advancements in sensitivity, speed, and resolution, capable of discerning for the first time, highly obscured and non-line-of-sight objects.  The first in the series of the QPV measures the vibration frequency of a remote target by utilizing fast-gated single photon counting to directly detect returning photons whose wavefunctions are dynamically modulated as they are reflected off the target. The QPV eliminates background noise and isolates the specific characteristics of a target object, enables the system to interrogate the material properties of a target at various depths and can provide both surface characteristics as well as volumetric information. Also, counting photons at a megahertz rate, important properties such as material composition and mechanical integrity can be determined within seconds and, depending on detection distance, with microwatt to milliwatt optical power. Working at an eye-safe wavelength, QPV can accurately characterize the vibration spectra of solid or liquid targets with vibration amplitude as small as 100 nanometers. The QPV can remotely sense through obscured media or around the corner where there is no line of sight, implying new capabilities in remote sensing, voice recognition, and ex vivo diagnostics.

The QPV is much faster and more sensitive than other vibrometers currently available. It collects and delivers significantly more data and distinguishing characteristics on each target, such as material type or specific metal, distance and altitude, volume or size of the target, reconstruction of a voice or sound, as well as detection and tracking anomalies.  This level of information accuracy and detail can advance military, commercial and humanitarian applications in several known challenged areas today, including remote landmine detection, audio surveillance and remote voice retrieval, archeological mapping, material recognition from specific metals to plastics, metal fatigue and structural integrity of bridges, buildings, power plants, airplanes, and transportation fleets. The QPV is offered as a stand-alone device or can easily be integrated with other products for enhanced capabilities.

Subsequent versions will offer advances in remote sensing that reach significantly greater distances, minimize device footprint and weight, and optimize data gathering in increasingly challenging environmental conditions (underground, underwater and at high altitudes affixed to a drone, plane or space-based platforms).

Quantum Cybersecurity - Quantum Networks and Quantum Authentication

The Cybersecurity field has been aware for some time of the potential threats and benefits of quantum computing resulting from the expectation that quantum computers will eventually have the capability to can “break” any of the currently utilized non-quantum-based encryption methods. However, effective cybersecurity goes well beyond encryption for protection. Effective cybersecurity requires a holistic approach to protecting the enterprise. We are applying our quantum technologies to create secure transport layers (quantum networks) and endpoints (quantum authentication) which will contribute greatly to the cybersecurity domain, beyond encryption. QCi’s “Zero Trust” environment allows verification of transactions without disclosing sensitive information, providing privacy, and security in interactions and enabling trustless decentralized systems. “Zero Trust” is a cybersecurity approach that assumes no inherent trust in any user, device, or system, regardless of whether they are inside or outside the organization's network perimeter. Traditional security models typically operate under the assumption that anything inside the network is trustworthy. The core tenet of Zero Trust lies in not trusting anything and continually verifying inside out. This places a strong emphasis on authentication both inside and outside the network. However, reliance on cryptographic methods like the public-private key is problematic, even in the current state, as its security fundamentally relies on the intractable mathematical problem. QCi’s Zero Trust solution completely mitigates these risks. QCI has several patents in the area of quantum-based technologies for protection of data at rest and in quantum private communication. QCI has begun commercial development of quantum networking products in 2023 and partnerships are actively being explored. We believe our ability to address these issues in the marketplace provides QCi with significant competitive advantage over existing cyber security solutions.

Quantum Random Number Generator

Our Quantum Random Number Generator (“QRNG”) contributes to more effective key production for encryption. Our patented QRNG technology, which is capable of generating non-repeating number sequences, can generate truly random numbers of various probability densities and correlation properties to serve many different applications including security, modeling, and finance. The QRNG data output includes quantum random numbers (QRNs) that are either binary or high-dimensional, and either independent of, or correlated with each other. As an additional feature, users of our QRNG can configure the QRNG to obey either a uniform probability distribution or a specific non-uniform probability distribution appropriate for their specific application, such as Gaussian, Lorentzian, or other distributions that are important for data simulation and analysis. We began offering the first series of QRNG products through a cloud-based subscription beginning in April 2023, and plans to offer an option to purchase the hardware, which is a handheld cube-sized QRNG device, later in 2023.

Quantum Imaging

One of the most exciting opportunities in development involves leveraging the ability to count single photons and filter their associated wave functions precisely to obtain optical imaging through otherwise opaque and dense materials. Quantum imaging has the potential to be a powerful supplement to modern reconstructed computerized tomography (CT) imaging applications, where tissue damage from high energy radiation can and needs to be avoided. Optical chips will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. When all of the critical optical components can be “embedded” on a fully integrated chip, the efficiency and fidelity of the photonic quantum technologies will be fully realized. A prototype quantum imaging system has been built and is currently undergoing internal testing.

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table summarizes the highlights of our financial performance for the three months ended June 30, 2023 and June 30, 2022 as well as the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Dollar Change	Percentage Change
Revenue	$112,190	$65,484	$46,706	71%
Cost of revenue	51,157	5,233	45,924	NM
Operating expenses	3,920,129	4,868,615	(948,486)	(19)%
Loss from operations	(3,859,096)	(4,808,364)	949,268	20%
Other income (expenses)	(783,352)	(296,212)	(487,140)	164%
Net loss	(4,642,448)	(5,104,576)	(462,128)	9%
Loss per common share - basic	$(0.07)	$(0.17)	$0.05	59%

Revenues

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Increase (Decrease)	Percentage Change
Products	$0	$0	$0	0%
Services	112,190	65,484	46,706	71%
Total	$112,190	$65,484	$46,706	71%

Revenues for the three months ended June 30, 2023 were $112,190 compared to $65,484 for the comparable prior year period, an increase of $46,706 or 71%. The increase in revenues is primarily due to changes in the number and size of active customer contracts and the level of effort performed on each one during the periods. Revenue in the current reporting period is derived from professional services provided to multiple government and commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues, which consists of direct labor expenses, was $51,157 for the three months ended June 30, 2023 compared to $5,233 for the comparable prior year period, an increase of $45,924 or 878%. This increase is primarily due to the increase in direct labor expense required to perform on the contracts in the current quarter compared with the prior year period. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Profit/Gross Margin

Gross profit and gross margin for the three months ended June 30, 2023 was $61,033 and 54%, respectively, compared to $60,251 and 92%, respectively, for the comparable prior year period, an increase of $782 and 1%, respectively. The increase in gross profit is primarily due to the increase in gross revenue during the three months ended June 30, 2023 compared with the prior year period, and the decrease in gross margin is primarily due to the increases in the amount of direct labor and the higher cost of the skill sets required to perform the contracted services in the current period.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $3,920,129 as compared with $4,868,615 for the comparable prior year period, a decrease of $948,486 or 19%. The decrease in operating expenses compared with the comparable prior year period is due in large part to the $2,405,639 decrease in other SG&A costs driven by reductions in legal expenses and adjustments to intangibles related to the QPhoton merger, the $72,350 decrease in consultant and professional services expense driven in large part by an increasing use of full and part time employees, offset by the $795,235 net increase in combined stock-based compensation and salary expenses, and the $734,268 increase in research and development expenses for additional technical labor, parts and supplies needed to design and test new hardware products.

Net Loss

Our net loss for the three months ended June 30, 2023 was $4,642,448 as compared with a net loss of $5,104,576 for the comparable prior year period, a decrease of $462,128 or 9%. The decrease in net loss is primarily due to the changes in operating expenses discussed above, offset in part by increased financing costs for the ATM that we began using in January 2023 and for the Streeterville Note that we issued in September 2022.

Six Months Ended June 30, 2023 and 2022

The following table summarizes the highlights of our financial performance for the three months ended June 30, 2023 and June 30, 2022 as well as the increase (decrease) and percentage changes, except those deemed not meaningful (“NM”), between the periods presented:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Dollar Change	Percentage Change
Revenue	$232,719	$96,724	$135,995	141%
Cost of revenue	107,395	16,800	90,595	NM
Operating expenses	11,771,929	11,597,219	3,340,826	2%
Loss from operations	(11,646,605)	(11,517,295)	(3,295,426)	(1)%
Other income (expenses)	(1,501,980)	(720,973)	(781,007)	(108)%
Net loss	(13,148,585)	(12,238,268)	(910,317)	(7)%
Loss per common share – basic	$(0.20)	$(0.42)	$0.22	52%

Revenues

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Increase (Decrease)	Percentage Change
Products	$0	$0	$0	0%
Services	232,719	96,724	135,995	141%
Total	$232,719	$96,724	$135,995	141%

Revenues for the six months ended June 30, 2023 were $232,719 compared to $96,724 for the comparable prior year period, an increase of $135,995 or 141%. The increase in revenues is primarily due to changes in the number and size of active customer contracts and the level of effort performed on each one during the periods. Revenue in the current reporting period is derived from professional services provided to multiple government and commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2023 was $107,395 as compared with $16,800 for the comparable prior year period, an increase of $90,595 or 539%. The increase in cost of revenues is primarily due to the increase in direct labor expense required to perform on the contracts in the current quarter compared with the prior year period. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Profit/Gross Margin

Gross profit and gross margin for the six months ended June 30, 2023 was $125,324 and 54%, respectively, compared to $79,924 and 83%, respectively, for the comparable prior year period, an increase of $45,400 and 57%, respectively. The increase in gross profit is primarily due to the increase in gross revenue during the six months ended June 30, 2023 compared with the prior year period, and the decrease in gross margin is primarily due to the increases in the amount of direct labor and the higher cost of the skill sets required to perform the contracted services in the current period.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $11,771,929 as compared with $11,597,219 for the comparable prior year period, an increase of $174,710 or 2%. The increase in operating expenses compared with the comparable prior year period is due in large part to the $1,244,277 increase in research and development expenses for additional technical labor, parts and supplies needed to design and test new hardware products, the net $19,584 increase in combined stock-based compensation and salary expenses, offset by the $870,924 decrease in other SG&A costs driven by reductions in legal expenses and adjustments in intangibles related to the QPhoton merger, and the $218,191 decrease in consultant and professional services expense driven in large part by an increasing use of full and part time employees.

Net Loss

Our net loss for the six months ended June 30, 2023 was $13,148,585 compared to a net loss of $12,238,268 for the comparable prior year period, an increase of $910,317 or 7%. The increase in net loss is primarily due to the changes in operating expenses discussed above, and the increased financing costs for the ATM that we began using in January 2023 and for the Streeterville Note that we issued in September 2022.

Liquidity and Capital Resources

Since commencing operations in February 2018, the Company has raised $42,427,995 through private and public placements of equity and $12,633,000 through private placements of convertible promissory notes and other debt for a total of $55,060,995 through June 30, 2023. The Company has no lines of credit and $6,375,427 in short-term debt obligations outstanding. As of June 30, 2023, the Company had cash and cash equivalents of $7,196,795.

The following table summarizes total current assets, liabilities and working capital at June 30, 2023, compared to December 31, 2022:

	June 30, 2023	December 31, 2022	Increase (Decrease)
Current Assets	$8,036,587	$5,587,647	$2,448,940
Current Liabilities	$11,735,253	$6,545,320	$5,189,933
Working Capital (Deficit)	$(3,698,666)	$(957,673)	$(2,740,993)

At June 30, 2023, the Company had a working capital deficit of $3,698,666 as compared to a working capital deficit of $957,673 at December 31, 2022. The increase in deficit of $2,740,993 is primarily due to the principal of the Streeterville Note becoming a current liability.

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $9,788,735 and $8,948,475, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock based compensation.

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $1,089,948 and $1,366,139, respectively. Net cash used in investment activities related primarily to our purchase of $581,333 of computer hardware and laboratory equipment expenditures and our $500,000 investment in MW Notes during the six months ended June 30, 2023. For the period ended June 30, 2022, net cash used in investment activities was almost entirely attributable to our merger with QPhoton in June 2022.

Net cash provided by financing activities was $12,767,012 and $318,750 for the six months ended June 30, 2023 and 2022, respectively. Cash flows provided by financing activities during the six months ended June 30, 2023 were attributable to use of the ATM facility to sell shares of our common stock, offset by repayments on the Streeterville Note.  The cash provided by financing activities during the period ended June 30, 2022 was attributable to the amortization of the original issue discount for the outstanding shares of our Series A Convertible Preferred stock.

During the first six months of 2023, we have funded our operations primarily through the public sale of shares of our common stock and the use of cash on hand. As of August 10, 2023, we had cash on hand of approximately $10,064,864. We have approximately $78,627 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses that are due monthly.

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

Revenue

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers. We recognize revenue from time and materials-based contracts as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost reimbursement (“cost-plus”) type contracts at this time.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, the Company does not have sufficient accounting staff to enable proper segregation of duties.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as listed below, there is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or our subsidiaries, threatened against or affecting the Company, our common stock, our subsidiaries or our company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on the Company.

BV Advisory Partners, LLC (“BV Advisory”) was a shareholder of QPhoton. On October 13, 2022 BV Advisory filed a petition in Delaware Chancery Court seeking appraisal rights on the shares of common stock of QPhoton (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The parties are currently engaged in discovery and the Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

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

On June 16, 2022, the effective date of our acquisition of QPhoton, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022, BV Advisory returned the cashier’s check to the Company and disputed the calculation of the amount QPhoton had paid it to settle the BV Notes.

On August 15, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). BV Advisory is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. Moreover, the Company believes that numerous alleged facts and characterizations set forth in BV Advisory’s complaint are false, misleading and intentionally designed to damage the Company’s reputation, and the Company categorically rejects those alleged facts and characterizations. BV Advisory’s key principal, Keith Barksdale, misrepresented his role with QPhoton, Inc. during the early stages of the Company’s negotiations with respect to the acquisition of QPhoton. The Company believes that Mr. Barksdale misrepresented his role in order to arrogate to Plaintiff and related parties undue consideration. The Company has filed a motion to dismiss the Lawsuit, and oral arguments are scheduled for October 2023.

On December 30, 2022 the Company, QPhoton and Robert Liscouski (the “Quantum Plaintiffs”) filed suit in the Superior Court of New Jersey against Keith Barksdale, Michael Kotlarz, BV Advisory Partners, LLC (“BV”), Barksdale Global Holdings, LLC (“BGH”), Power Analytics Global Corporation (“PAG”), and Inference Ventures LLC (“Inference Ventures” and together with Barksdale, Kotlarz, BV, BGH, and PAG the “ BV Defendants”), alleging fraud, defamation, and conspiracy to defraud, seeking monetary and injunctive relief. The BV Defendants filed a motion to dismiss the complaint on March 24, 2023 which the Quantum Plaintiffs opposed. On June 5, 2023 the Court issued an order dismissing one claim, and dismissing QPhoton as a plaintiff, but denying the rest of the BV Defendant’s motion. The Company does not have sufficient information at this time to assess the potential impact of the action against the BV Defendants at this time.

On July 27, 2023, BV Advisory Partners, LLC, and its chief executive officer, Keith Barksdale, alleged stockholders of and claimants against the Company, filed a petition in the Court of Chancery of the State of Delaware to appoint a receiver for the Company based on allegations that the Company is insolvent due to purported poor corporate governance and cash management. The petition also objects to the Company’s approach to raising capital. In a related motion, the petitioners also sought expedited treatment of the petition on July 28, 2023 under the presumption that they allegedly face a threat of irreparable harm. The Company strongly disagrees with the allegations in the Petition and considers these claims baseless and without merit. The Company intends to vigorously defend itself against these baseless allegations. Despite the disparaging comments regarding the Company’s management and financing strategies, petitioners acknowledge that the Company has valuable intellectual property and a bright commercial future, which they believe can only be realized through a receivership that Mr. Barksdale controls. Among many other issues, the Company opposes the petition in light of the fact that two of Mr. Barksdale’s own companies either filed for bankruptcy or were sold under Sheriff Auction within the last 12 months.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Employment Agreement between Quantum Computing Inc. and Christopher Boehmler, dated as of June 26, 2023.	8-K	10.1	06/26/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
99.1	Unaudited Pro Forma Combined Financial Statements of Quantum Computing Inc. as of March 31, 2022 and for the year ended December 31, 2021.	8-K/A	99.1	06/26/2023
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: August 14, 2023	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Boehmler
Christopher Boehmler
Principal Financial Officer and Principal Accounting Officer