Form 10-Q
period 2023-09-30
Quantum Computing Inc.
filed 2023-11-13
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2023

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

Yes ☐    No ☒

As of November 10, 2023, there were 75,097,249 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

QUANTUM COMPUTING INC.

Index to the Consolidated Financial Statements

(Unaudited)

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$7,379,362	$5,308,466
Accounts receivable	2,435	12,774
Prepaid expenses	167,201	224,302
Loans receivable	543,178	-
Other current assets	17,339	42,105
Subtotal current assets	8,109,515	5,587,647
Fixed assets (net of depreciation)	2,958,287	975,169
Other Assets
Lease right of use	1,115,397	1,327,746
Security deposits	129,045	60,271
Intangible Assets-net of amortization	12,099,013	22,223,725
Goodwill	64,921,294	59,125,773
Subtotal Other Assets	78,264,749	82,737,515
Total assets	$89,332,551	$89,300,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,130,739	$871,887
Accrued expenses	1,030,357	3,559,981
Deferred Revenue	12,000	-
Lease liability	1,153,868	1,357,924
Dividends payable - preferred	215,119	219,844
Loans payable – short term	4,512,718	535,684
Accrued interest – short term	34,125	-
Current liabilities – subtotal	8,088,926	6,545,320

Long term liabilities
Loans payable – long term	-	7,632,998
Accrued Interest – long term	-	225,282
Long term liabilities – subtotal	-	7,858,280
Total liabilities	$8,088,926	$14,403,600

Stockholders’ equity

Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,490,004 and 1,500,004 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; 3,079,864 shares of Series B Preferred Stock authorized, 0 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	149	150
Common stock, $0.0001 par value, 250,000,000 shares authorized; 75,094,943and 55,963,334 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7,510	5,596
Additional paid-in capital	170,479,502	151,163,909
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	47,269,914	38,816,022
Accumulated deficit	(141,412,285)	(119,987,781)
Total stockholders’ equity	81,243,625	74,896,731
Total liabilities and stockholders’ equity	$89,332,551	$89,300,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue	$283,154	$134,370	$50,435	$37,646
Cost of revenue	131,117	41,692	23,721	24,891
Gross profit	152,037	92,678	26,714	12,755
Salaries and Benefits	3,441,092	3,776,324	1,456,770	1,299,587
Consulting	604,499	923,620	196,178	297,107
Research & Development	4,817,707	3,141,520	1,698,399	1,266,489
Stock Based Compensation	5,893,296	4,665,631	1,977,671	1,261,969
Selling General & Administrative	4,709,564	5,936,871	2,365,213	2,721,596
Operating expenses	19,466,158	18,443,966	7,694,231	6,846,748
Loss from Operations	(19,314,121)	(18,351,288)	(7,667,517)	(6,833,993)
Other Income and Expense
Interest Income	218,698	45,187	125,718	1,160
Interest Expense – Promissory Notes	528,564	18,320	128,419	18,320
Interest Expense – Preferred dividends	645,952	669,375	215,119	223,125
Interest Expense – Financing expenses	1,154,565	813,750	390,582	495,000
Net Other income (expense)	(2,110,383)	(1,456,258)	(608,402)	(735,285)

Income tax expense	-	-	-	-

Net loss	$(21,424,504)	$(19,807,546)	$(8,275,919)	$(7,569,278)

Weighted average shares – basic	75,094,943	33,904,329	75,094,943	33,904,329
Weighted average shares – diluted	96,646,401	68,903,577	96,646,401	68,903,577
Loss per share – basic	(0.29)	$(0.58)	(0.11)	(0.22)
Loss per share – diluted	(0.22)	(0.29)	(0.09)	(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2021	1,545,459	$154	29,156,815	$2,916	$97,592,909	$(81,394,081)	$16,201,898
Issuance of shares for cash	-	-	-	-	-	-	-
Issuance of shares for services	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	212,500	-	212,500
Stock Options	-	-	-	-	2,985,453	-	2,985,453
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,133,692)	(7,133,692)
BALANCES, March 31, 2022	1,545,459	$154	29,156,815	$2,916	$100,790,862	$(88,527,773)	$12,266,159
Issuance of shares for cash	-	-	-	-	-	-
Conversion of Series A Preferred to Common	(45,455)	(4)	47,728	4	-	-	-
Merger consideration			-	-	83,083,867	-	83,083,867
Derivatives & Warrants	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	106,250	-	106,250
Stock Options	-	-	-	-	229,510	-	229,510
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,104,576)	(5,104,576)
BALANCES, June 30, 2022	1,500,004	$150	29,204,543	$2,920	$184,210,489	$(93,632,349)	$90,581,210
Issuance of shares for cash	-	-	-	-	-	-
Conversion of Series A Preferred to Common	-	-	-	-	-	-	-
Merger consideration	1,925,392	193	4,699,786	470	(663)	-	-
Derivatives & Warrants	-	-	-	-	-	-	-
Preferred OID Amortization	-	-	-	-	-	-	-
Stock Options	-	-	-	-	1,167,617	-	1,167,617
Stock based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(7,569,278)	(7,569,278)
BALANCES, September 30, 2022	3,425,396	$343	33,904,329	$3,390	$185,377,443	$(101,201,627)	$84,179,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2022	1,500,004	$150	55,963,334	$5,596	$194,878,766	$(119,987,781)	$74,896,731
Issuance of shares for cash	-	-	3,021,632	302	6,551,153	-	6,551,455
Issuance of shares for services	-	-	1,500,000	150	2,324,850	-	2,325,000
Conversion of Preferred	(10,000)	(1)	11,096	1	596	-	596
Merger consideration	-	-	-	-	-	-	-
Stock Options	-	-	-	-	1,675,707	-	1,675,707
Net loss	-	-	-	-	-	(8,506,137)	(8,506,137)
BALANCES, March 31, 2023	1,490,004	$149	60,496,062	$6,049	$205,431,072	$(128,493,918)	$76,943,352
Issuance of shares for cash	-	-	5,889,097	589	8,116,047		8,116,636
Issuance of shares for services	-	-	-	-	-	-	-
Conversion of Preferred	-	-	-	-	-	-	-
Merger consideration	-	-	-	-	(3,600,315)		(3,600,315)
Stock options	-	-	-	-	2,030,277	-	2,030,277
Stock based compensation	-	-	853,600	85	(1,935,051)	-	(1,934,966)
Net loss	-	-	-	-	-	(4,642,448)	(4,642,448)
BALANCES, June 30, 2023	1,490,004	$149	67,238,759	$6,724	$210,042,030	$(133,136,366)	$76,912,537
Issuance of shares for cash	-	-	6,379,784	638	8,800,831		8,801,469
Issuance of shares for services	-	-	-	-	-	-	-
Conversion of Preferred	-	-	-	-	-	-	-
Merger consideration	-	-	-	-	185,384		185,384
Stock options	-	-	-	-	1,993,769	-	1,993,769
Stock based compensation	-	-	1,476,400	148	1,997,005	-	1,997,154
Net loss	-	-	-	-	-	(8,275,919)	(8,275,919)
BALANCES, September 30, 2023	1,490,004	$149	75,094,943	$7,510	$222,648,251	$(141,412,285)	$81,243,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,424,504)	$(19,807,546)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	181,483	21,551
Amortization of intangibles	543,492	1,749,190
Stock based compensation	8,086,939	4,382,581
Debt discount	374,314	-
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	10,338	(94,807)
Prepaid expenses	57,104	180,381
Deferred revenue	12,000	-
Other Assets	(43,178)
Accounts payable	283,618	234,791
Accrued expenses	(2,720,781)	6,727
Dividends payable	(4,129)	105,671
Operating lease liability	8,293	(18,829)
CASH USED IN OPERATING ACTIVITIES	(14,635,011)	(13,240,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(2,164,600)	(166,206)
Security deposits	(68,774)	41,344
Loans receivable	(500,000)	-
Other current assets	-	2,652
Net cash used for QPhoton, Inc. merger	-	(1,356,071)
CASH USED IN INVESTING ACTIVITIES	(2,733,374)	(1,478,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable	(4,030,279)	8,042,540
Preferred stock OID accrual	-	318,750
Proceeds from stock issuance (ATM facility)	23,469,560	-
CASH PROVIDED BY FINANCING ACTIVITIES	19,439,281	8,361,290

Net increase (decrease) in cash	2,070,896	(6,357,281)

Cash, beginning of period	5,308,466	16,738,657

Cash, end of period	$7,379,362	$10,381,376

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$719,721	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock, preferred stock and warrants issued (net of forfeitures) in connection with QPhoton, Inc. merger	(3,785,699)	83,083,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

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

Liquidity

On October 28, 2022 the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on November 8, 2022 (the “2022 shelf”). Under the 2022 Shelf at the time of effectiveness, the Company had the ability to raise up to $100 million by selling common stock, preferred stock, debt securities, warrants and units. On December 5, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) relating to the sale of its common stock, and incorporated the ATM Agreement into the 2022 Shelf by amendment that was declared effective January 10, 2023. On August 17, 2023, the Company and Ascendiant entered into an amendment (the “ATM Amendment”) to the ATM Agreement, increasing the amount of Common Stock the Company may offer and sell via the “at the market” equity offering program from $25,000,000 to $50,000,000 (the “ATM Upsize”). Following the ATM Upsize, the Company is able to offer and sell shares of Common Stock having an aggregate offering price of up to $27,362,717 via the “at the market” equity offering program. The Company filed a prospectus supplement, dated August 18, 2023 with the Securities and Exchange Commission (the “SEC”) in connection with the offer and sale of the shares pursuant to the ATM Amendment (the “Prospectus Supplement”).

Under the terms of the ATM Agreement, as amended, the Company may, but is not obligated to, offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $50 million through Ascendiant. Sales of common stock, if any, will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. The Company intends to use any net proceeds from the sale of securities for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, general working capital, and possible future acquisitions. There were 15,290,513 shares of common stock sold under the ATM Agreement during the nine months ended September 30, 2023 and no shares of common stock sold under the ATM Agreement during the nine months ended September 30, 2022. As of September 30, 2023, the Company has utilized $23.5 million of the 2022 Shelf. The Company has approximately $76.5 million available under the 2022 Shelf and $26.5 million available under the ATM Agreement, as amended, as of September 30, 2023.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

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

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the period ended September 30, 2023, the Company had $283,154 in revenues, a net loss of $21,424,504 and had net cash used in operations of $14,591,833. Additionally, as of September 30, 2023, the Company had working capital of $20,589 and an accumulated deficit of $141,412,285. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of these unaudited financial statements. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2023, the Company had invested $7,171,302 in highly liquid money market funds managed by Morgan Stanley. The Company maintains the balance of its operating cash in deposit accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

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

September 30, 2023

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable principally consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. During 2022 certain accounts receivable, attributable to a single customer, were determined not to be collectible and management recorded an allowance for doubtful accounts and wrote off the uncollectible receivables against that account. The accounts receivable as of September 30, 2023 and December 31, 2022 are considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Substantially all our operating leases are comprised of office space leases and as of December 31, 2022 and September 30, 2023 we had no finance leases.

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

September 30, 2023

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

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

The Company had the following common stock equivalents at September 30, 2023 and 2022:

	September 30
	2023	2022
Common stock	75,094,943	33,904,329
Series A preferred stock (as converted)	1,564,505	1,575,004
Series B preferred stock (as converted)	-	19,253,920
Warrants	6,391,024	8,594,796
Stock options	13,595,929	5,575,528
Total fully diluted common shares	96,646,401	68,903,577

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

The purchase price and purchase price allocation for QPhoton was initially considered finalized as of September 30, 2022, then was subsequently revised after the Company received new information from the Third Party Valuation Expert’s valuation of intangibles. The following table summarizes the changes of intangibles, which resulted in an increase to goodwill of $9,581,220 compared to initial purchase price allocation estimates reported in the Company’s Form 10-Q: Quarterly report for quarter ending June 30, 2022.

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

Note 4 – Intangible Assets and Goodwill

As a result of the merger with QPhoton, the Company has the following amounts related to intangible assets:

	Intangible Assets as of:
	September 30,	December 31,	Amortizable
Amortizable Intangible Assets	2023	2022	Life
Customer relationships	-	10,000,000	3 years
Non-compete agreement with founder	2,722,000	500,000	3 years
Website domain, trade name and trademark	969,000	1,000,000	5 years
Employment agreements	-	2,250,000	2 years
Technology and licensed patents	12,200,000	11,722,220	10 years
Less: accumulated amortization	(3,791,987)	(3,248,495)
Net intangible assets	$12,099,013	$22,223,725

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

The aggregate amortization expense of the Company’s intangible assets for the periods ended September 30, 2023 and December 31, 2022 was $543,492 and $3,248,495, respectively, driven by the purchase price allocation adjustments to initial estimates realized in the period ended June 30, 2023. The Company expects future amortization expense to be the following:

Amortization
Balance of 2023	$2,132,993
2024	2,843,991
2025	2,352,518
2026	1,936,657
2027	1,831,682
Thereafter (2028-2032)	2,423,167
Total	$12,099,013

The Company recorded goodwill resulting from the merger with QPhoton, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $65,106,678 resulting from the QPhoton merger. The following table provides a summary of the changes in goodwill for the periods ended September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2022	2022
Goodwill, at beginning of year	$59,125,773	$-
Goodwill additions or adjustments	9,581,220	59,125,773
Goodwill reduction or impairment	3,785,699	-
Goodwill, at end of year	$64,921,294	$59,125,773

The Company tested the intangible assets and goodwill for impairment as of December 31, 2022 and concluded there was no impairment of intangible assets or goodwill at that time. For the period ended September 30, 2023, the Company realized $3,785,699 in reductions to goodwill related to forfeitures of warrants issued and reserved in connection with the QPhoton merger on June 16, 2022 (“QPhoton Merger Consideration Warrants”). The QPhoton Merger Consideration Warrants are forfeited on a pro rata basis when and if stock options and warrants issued and outstanding as of June 15, 2022 are forfeited. Additionally, the Company increased goodwill, as a reclassification from intangible assets, by $9,581,220 to record the adjustments resulting from the Third Pary Valuation Expert’s valuation as compared to initial estimates in the QPhoton purchase price allocation in the period ended June 30, 2023.

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

	September 30,
	2023	2022
Net operating loss carry-forwards	$13,136,072	$8,369,585
Valuation allowance	(13,136,072)	(8,369,585)
Net deferred tax assets	$-	$-

At September 30, 2023, the Company had net operating loss carry forwards of approximately $13,136,072.

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

September 30, 2023

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

Note 7 – Property and Equipment

	September 30,	December 31,
Classification	2023	2022
Hardware & Equipment	$3,171,835	$1,026,829
Software	38,484	18,889
Total cost of property and equipment	3,210,319	1,045,718
Accumulated depreciation	252,032	70,549
Property and equipment, net	$2,958,287	$975,169

The Company acquired $2,164,601 of property and equipment during the nine months ended September 30, 2023. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods.

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

On June 16, 2022 the Company tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes. The BV Notes and accrued interest are recorded as short-term liabilities. On August 15, 2022, BV Advisory Partners, LLC (“BV Advisory”) filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). BV Advisory is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. The Company filed a motion to dismiss the complaint in December 2022, and in March 2023 Plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint, oral argument was held on October 11, 2023 and at this time that motion is pending before the Court. The Company does not believe it is necessary to accrue an amount in addition to the principal and interest on the BV Notes at this time.

Unsecured Promissory Note

On September 23, 2022, the Company entered into a note purchase agreement (the “NPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which Streeterville purchased an unsecured promissory note (the “Note” or the “Streeterville Unsecured Note”) in the initial principal amount of $8,250,000. The Note bears interest at 10% per annum. The maturity date of the Note is 18 months from the date of its issuance (the “Maturity Date”). The Note carries an original issue discount of $750,000, which is included in the principal balance of the Note. If the Company elects to prepay the Note prior to the Maturity Date, it must pay to Investor 120% of the portion of the Outstanding Balance the Company elects to prepay.

Beginning on the date that is six (6) months after the issuance date of the Note, Streeterville has the right to redeem up to $750,000 of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company shall pay the applicable Redemption Amount in cash to Streeterville within three (3) trading days of the Company’s receipt of such Redemption Notice. No prepayment premium shall be payable in respect of any Redemption Amount. As of September 30, 2023, Streeterville has redeemed $4,750,000 of the outstanding balance of the Note.

Pursuant to the terms of the NPA, the parties provided customary representations and warranties to each other. Also, until amounts due under the Note are paid in full, the Company agreed, among other things, to: (i) timely make all filings under the Securities Exchange Act of 1934, (ii) ensure the common stock continues to be listed on the Nasdaq Stock Market LLC (iii) ensure trading in the common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on the Company’s principal trading market, (iv) ensure the Company will not make any Restricted Issuance (as defined in the Note) without Investor’s prior written consent, which consent may be granted or withheld in Investor’s sole and absolute discretion, (v) ensure the Company shall not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits the Company from entering into certain additional transactions with Streeterville, and (vi) with the exception for Permitted Liens (as defined in the Note), ensure the Company will not pledge or grant a security interest in any of its assets without Streeterville’s prior written consent, which consent may be granted or withheld in Streeterville’s sole and absolute discretion.

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

September 30, 2023

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

September 30, 2023

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

On May 3, 2023 the Company issued 853,600 shares of common stock to thirty-five (35) employees as payment in lieu of cash for 2022 performance bonuses (the “Bonus Shares”). The Bonus Shares are restricted and will vest as follows: one half vesting on December 31, 2023 and one half vesting on December 31, 2024. As of September 30, 2023 the Company canceled 23,600 of the issued shares that were forfeited by employees no longer with the Company.

From January 19 through September 30, 2023, the Company sold 15,290,513 shares of common stock through its At-The-Market (ATM) facility, managed by Ascendiant Capital, at an average price of $1.53. The Company received gross proceeds of $23,469,560 and paid a fee of three percent (3%) to Ascendiant Capital.

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

On July 5, 2022, the Board of Directors adopted the Company’s 2022 Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16,000,000 shares of common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. Per the 2022 Plan, the 2022 Plan reserves increased automatically by 1,000,000 shares on January 1, 2023, providing for a total issuance of up to 17,000,000 shares of common stock. As of September 30, 2023, a total of 13,595,929 shares and options were issued and outstanding under the 2022 Plan.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Nine and Twelve Months Ended
	September 30,	December 31,
	2023	2022
Exercise price	$1.35 – 1.84	$5.20 – 12.72
Risk-free interest rate	4.68 – 4.81%	0.04 – 0.08%
Expected volatility	200 – 214%	390 – 415%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

The following table summarizes the Company’s option activity since December 31, 2022:

		Weighted
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Outstanding as of December 31, 2022	9,601,237	$3.42	4.0
Granted	4,342,500	1.42	5.0
Exercised	-	-	-
Forfeited	347,808	5.77	-
Outstanding as of September 30, 2023	13,595,929	$2.72	3.6
Vested as of September 30, 2023	7,857,651	$3.37	3.3

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

The following table summarizes the exercise price range as of September 30, 2023:

Exercise Price	Outstanding Options	Exercisable Options
$1.00	408,970	408,970
$1.35	3,750,000	-
$1.45	225,000	225,000
$1.67	50,000	16,665
$1.84	592,500	300,000
$1.95	280,000	280,000
$2.37	5,090,459	4,388,447
$2.40	1,055,000	525,006
$2.56	287,500	95,822
$2.61	150,000	97,226
$3.58	65,000	43,335
$3.98	66,000	66,000
$5.69	12,500	12,500
$5.70	25,000	16,667
$6.49	50,000	33,333
$6.85	650,000	566,675
$7.00	18,000	12,000
$7.55	7,500	7,500
$8.85	100,000	66,670
$10.00	650,000	650,000
$11.51	50,000	33,335
$11.65	12,500	12,500
	13,595,929	7,857,651

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and twelve months ended December 31, 2022 was $1.42 per share and $2.38 per share, respectively.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Nine and Twelve Months Ended
	September 30, 2023	December 31, 2022
Research and development	2,273,846	2,758,465
General and administrative	3,619,450	15,003,002
Total stock-based compensation	$5,893,296	$17,761,467

As of September 30, 2023, total unrecognized compensation cost related to common stock options was $7.0 million, which is expected to be recognized over a period of 4.3 years.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

Warrants

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of common stock at an exercise price of $2.00/share. Those warrants are exercisable for five years from the date of issuance. In connection with an offering of Series A Convertible Preferred stock in November 2021, the Company issued warrants to purchase 1,545,459 shares of common stock at an exercise price of $7.00. Those warrants are exercisable for two years from the date of issuance. In connection with the QPhoton merger on June 16, 2022, the Company issued warrants to purchase 6,325,503 shares of common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued and outstanding as of June 15, 2022 are exercised. The following table summarizes the warrants outstanding at September 30, 2023:

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171,000	(150,000)	-	21,000
November 15, 2021	November 15, 2023	$7.00	1,545,459	-	-	1,545,459
June 16, 2022	May 9, 2027	$0.0001	6,325,503	-	(1,500,938)	4,824,565

Note 11 – Related Party Transactions

There were no related party transactions during the nine-month periods ended September 30, 2023 and 2022.

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

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2023:

Year	Lease Payments Due
Balance of 2023	$47,135
2024	$344,732
2025	$341,081
2026	$349,608
2027	$267,092
Less: imputed Interest	$(301,334)
Present Value of operating lease liabilities	$1,048,313

Other information related to operating lease liabilities consists of the following:

	Six and Twelve Months Ended
	September 30, 2023	December 31, 2022

Cash paid for operating lease liabilities	$314,498	$125,238
Weighted average remaining lease term in years	3.9	4.7
Weighted average discount rate	10%	10%

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

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

As of September 30, 2023 the Company has begun to commercialize some of the licensed technology, though has not recorded any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 14 – Subsequent Events:

On October 3, 2023, the Company’s Federal subsidiary, QI Solutions, demonstrated unprecedented capability to detect landmines up to 2.5 feet below dense underground surface. The successful validation of Quantum Photonic Detection and Ranging (QpDAR) VX3, conducted from September 11-14, 2023, in a field environment, mimicking real-world conditions – demonstrated, the ability of the VX3 sensor to harness Quantum Single Photon Detection (QSPD) to detect landmines and unexploded ordnances (UXOs) from surface level to depths up to 30-inches. Landmines are a pervasive legacy of war that kill thousands of innocent civilians every year. According to United Nations News, currently there are approximately 70 countries and territories contaminated by roughly 110 million landmines. Landmines kill and maim up to 1,000 to 2,000 people every month, most of whom are civilians and children. In many of the most affected areas of the world, where agriculture is the mainstay of the economy, landmines were planted in fields, forests, around wells, water sources and hydroelectric installations, making the farmland unusable or usable only at great risk NATO, Department of State humanitarian programs, and multiple countries in Europe and Southeast Asia have commenced engagements to bring this technology to the field immediately.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

September 30, 2023

On October 31, 2023, the Company signed contracts for its first sales of its Reservoir Computer and its Quantum Random Number Generator products to its partners’ Assured Cyber Protection Ltd and AI firm millionways to enhance their AI capabilities. These sales kick off the Company’s commercial delivery of its computing technologies. The QCi Reservoir Computer is a first-to-market portable device with technology inspired by the power of quantum mechanics. The device can perform complex computational tasks with unprecedented speed and efficiency to facilitate data analysis, machine learning and artificial intelligence. Its minimal size, weight, power, and cost factors make it particularly suitable for use as an edge computing tool. QCi’s Reservoir Computer uses the Company’s proprietary capabilities to create a small footprint hardware device that requires 80% to 95% less power consumption than conventional silicon-based computers. Additionally, the QCi Quantum Random Number Generator (QRNG) enables true randomness for applications in cryptography, secure communications, and data encryption. By integrating QCi’s Reservoir Computer and QRNG into their security algorithms, Assured Cyber Protection Ltd aims to enhance its ability to detect and respond to cyberattacks in real-time, staying ahead of cybercriminals in this ever-shifting landscape. The addition of QCi’s Reservoir Computer to millionways’ assessment process is expected to significantly boost machine learning efficiency, particularly in assessing audio files, dramatically reduce the power consumption and materially speed up the “training” of machine learning models.

On July 27, 2023, BV Advisory Partners, LLC, and its chief executive officer, Keith Barksdale, alleged stockholders of and claimants against the Company, filed a petition in the Court of Chancery of the State of Delaware to appoint a receiver for the Company (the “Petition”) based on allegations that the Company is insolvent. The Petition also objects to the Company’s approach to raising capital. In a related motion, the petitioners also sought expedited treatment of the petition on July 28, 2023 under the presumption that they allegedly face a threat of irreparable harm. The Company has strong defenses against the allegations in the Petition, considers the claims baseless and without merit, has moved to dismiss the Petition, and intends to vigorously defend itself against these baseless allegations. Among many other issues, the Company opposes the Petition in light of the fact that two of Mr. Barksdale’s own companies either filed for bankruptcy or were sold under Sheriff Auction within the last 12 months. Following oral arguments before the Delaware Chancery Court on October 11, 2023, the presiding judge denied BV Advisory Partners’ motion to expedite and took the Company’s motion to dismiss the Petition under advisement.

From October 1, 2023 through November 10, 2023, the Company repaid $1,500,000 of principal and accrued interest on the Streeterville Note, for a cumulative redemption amount of $6,250,000. As of November 10, 2023, the remaining principal and accrued interest payable is $2,786,528.

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

The Company was formed in 2018, to focus on providing a software platform to connect end-users with several commercially available quantum computers. The growth of our business was dependent on the ability of those quantum computers to provide viable business solutions that they were then, and today still are, incapable of providing. Consequently, in June 2022, the Company dramatically expanded the scope of its business through its merger with QPhoton, Inc. (“QPhoton”). By combining QPhoton’s quantum hardware intellectual property with QCi’s quantum software platform and its expertise in various quantum hardware platforms, the Company has transformed into a full-stack innovative solutions company providing quantum technologies in high-performance computing, remote sensing, imaging and cyber security. We believe that QCi, with its breadth of quantum technologies that are, all based on its core photonic computing capability of measuring, conditioning and manipulating single photons, is well-positioned, to address multiple quantum technology market areas that few of its competitors can claim. We believe that the key to our competitive advantage over other quantum computing hardware is the ability of our products to operate at room temperature with no expensive specialized cryogenic cooling, controlled noise and vibration free environments.

The first of the Company’s technology, the Dirac series, is the Company’s Entropy Quantum Computing (“EQC”). The Dirac series includes room-temperature, photonic quantum information processing systems underpinned by a series of patented and patent pending technologies. We believe that this will enable us to develop and produce multiple generations of information processors with increasing computational power, capacity, and speed, as well as the hardware miniaturization that will exceed the computing capabilities of current conventional high-performance computing systems, which are based solely on silicon chips and don’t use quantum effects when processing information. Our product development goals are to both (1) deliver compelling performance advantages over and (2) to eventually be able to solve complex problems more effectively and efficiently in terms of scalability, power consumption, and cost compared to such conventional systems. Our technology, supported by professional services through our “Quantum Solutions” offering, benefits our clients by providing a cloud-based pathway to access and adopt quantum technologies.

The Company’s products are in early commercialization. Revenues to date have consisted of professional services that utilize the Dirac-series computers and other prototype design and configuration services. We expect hardware sales to commence in the fourth quarter of 2023.

In addition, our photonic technology and engineering teams are enabling QCi to continue to expand its product line into adjacent computing markets by using quantum effects and technology to produce enhanced LiDAR, vibrometry and sensing systems, imaging systems, cybersecurity and secured network solutions, and photonic chips. Several of these technologies are already in early stages of commercialization.

While we are continuing to develop and improve our technology, our short-term goals and core business model are based on generating revenue from selling access to our advanced quantum computing systems (via the cloud) and on premise, both available with support from our Quantum Solutions team. As previously stated, we are developing commercial quantum imaging, sensing, and cybersecurity products that we are offering to both commercial and government clients. The Company’s near-term model is focused on selling desktop or rack-sized as well as portable quantum devices that will power hybrid computing systems that will create the combination of conventional computing and quantum computing to deliver alternative problem-solving solutions. Our long-term product goal is to build laptop quantum computers at price points that will make them affordable to computer users at every business level, not just the largest companies that can afford to spend significant sums to obtain better technology. We currently offer access to our quantum computing machines via our own in-house cloud service and have begun the process to be able to take orders for select hardware and device products.

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

Market Opportunity

For the past 45 years or so, silicon-based processor manufacturers have been able to double their processing power every 18 to 24 months, a phenomenon known in the computer industry as “Moore’s Law.” Recently, the computer processor industry has found it increasingly difficult to offer faster, more powerful processors due to fundamental physical effects limiting further size reduction of transistors, according to We’re not prepared for the end of Moore’s Law, MIT Technology Review, February 2020; https:// www.technologyreview.com/2020/02/24/905789/ (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Quarterly Report, and you should not consider information on this website to be part of this Quarterly Report). Despite this progress in transistors and computing power, many of the world’s most important computational problems are still considered impractical to solve using computer technology that is available today and that is expected to be available in the foreseeable future.

With this in mind, quantum computing represents a potential alternative approach to the hard limits now being approached by conventional computers that utilize silicon-based processors. This is because quantum computers apply the properties of quantum physics to operate in a fundamentally different way. Conventional computer chips use binary bits (ones and zeros) to represent information. Quantum computers utilize qubits, which leverage some of the properties of quantum physics to potentially process computations that would otherwise be intractably difficult using conventional computers.

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

However, quantum technologies (particularly QCi’s) reach far beyond computing. Other aforementioned adjacent technologies in domains such as imaging, sensing, and cybersecurity will greatly benefit from the advances of quantum science to bring better technologies in medicine, engineering, autonomous vehicles, and cyber security to protect the most sensitive national and commercial systems from quantum enabled attacks. We believe that these markets will likely outpace and outperform the computing market in the near term and likely for the foreseeable future.

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

QCi’s merger with QPhoton, combined with QCi’s significant intellectual property work that culminated in the development of our Qatalyst software, enables the Company to offer room temperature quantum computation systems through cloud services today and, we expect, will enable us to offer affordable, turn-key products in the future as well. This combination of quantum hardware and software will address the steep learning curve and highly particular skillsets generally associated with quantum information processing, which have historically presented significant barriers to adoption for companies and government entities looking to leverage novel quantum computing capabilities to solve problems. We believe that QCi’s core proprietary photonic methodology offers:

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

Quantum Optical Chips – leveraged across all five product platforms and a key component to future product development

We believe that nanophotonic chips will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. We continue to develop our proprietary nanophotonic chip designs and are actively working on the specification and design for a dedicated chip fabrication facility to develop and produce lithium niobate nanophotonic chips (“Quantum Optical Chips”) for quantum information processing and other single photon detection and sensing applications. Our plan for the facility is to produce a range of Quantum Optical Chips for use in our own products and for general sale in the market. With respect to building such a facility, QCi believes that we have an opportunity to benefit from the CHIPS and Science Act of 2022 (the “CHIPS Act”), which allocates $52 billion for the revitalization and onshoring of semiconductor manufacturing in the U.S. During 2023, we began to take steps to establish a U.S.-based chip facility. We have submitted a letter of interest and are progressing in the grant application process. We have also secured an optimum site location at the ASU Research Park in Tempe, Arizona and have placed deposits to secure certain long-lead time equipment. QCi is prepared, however, to finance some or all of the required funding to build the facility, if necessary, and believes that it has multiple sources available to do so. Currently, QCi leases facilities to develop Quantum Optical Chips and has secured additional capabilities to scale in order to meet anticipated future demand until our new fabrication facility is completed and operational, which is dependent on permitting and supply chain factors.

We believe that QCi’s ability to sell its innovative solutions in the marketplace would be enhanced by partners who represent significant experience and success in their respective domains. QCi is continuing to expand its partner base to address opportunities in the federal government, including the Department of Defense as well as civilian federal government agencies, and the commercial sector, including major firms with successful business lines in the medical, civil engineering, and supply chain domains, among others.

The U.S. government recognizes that quantum technologies are essential to maintaining technology leadership in the world today. See the National Strategic Overview for Quantum Information Science, https://www.quantum.gov/wp-content/uploads/2020/10/2018_NSTC_National_Strategic_Overview_QIS.pdf, on the National Quantum Initiative website. In order to fully support tremendous potential for our market-ready quantum solutions to this important market, in February 2023 QCi launched a wholly owned subsidiary, QI Solutions, Inc. (“QiS”), to deliver quantum products and services to the U.S. government agencies and defense markets to best serve the unique requirements of this market. QiS is strategically headquartered in Arizona, a leading force in the field of optics whose government leaders are early champions of advanced photonic research, supporting strong research universities interested in exploring mission-ready quantum computing and related technologies. Furtermore, in September 2023, QiS, signed a five-year Overarching Cooperative Research and Development Agreement (OCRADA) with U.S. Special Operations Command (USSOCOM) to develop quantum technology applications in support of USSOCOM programs. USSOCOM is the premier entity of the U.S. Department of Defense that deploys the world’s latest technology to conduct global special operations and activities as part of the Joint Force, in concert with the U.S. government interagency, allies, and partners. QiS will work with USSOCOM’s Science & Technology Directorate on the development of advanced quantum solutions for use by Special Operations Forces in their unique mission roles.

We believe that our unique capabilities that can be adopted for immediate applications are appropriate for multiple programs within various government departments and agencies and anticipate that we could soon see our solutions utilized in a wide variety of boutique applications for our clients. To illustrate, in July 2023, the Company received a NASA Ames subcontract award from Bay Area Environmental Research Institute (BAERI) to build and test an innovative photonic sensor instrument that provides accurate measurement of atmospheric particulates such as clouds, aerosols, smoke flume, volcanic ashes, etc. to identify physical properties including size, shape and chemical composition. This award represents the third distinct task order from NASA in 2023 and is the second research center within NASA to subcontract with the Company. Under the nine-month subcontract, QCi will deliver a compact system, programmed to process a substantial amount of data that can support standalone operations for days, and designed to be powered by a 12-volt battery that consumes no more than 30 watts of power. The possible long-term objective of this engagement is to position these instruments for field deployment to create a monitoring network.

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. At QCi, we push the boundaries of what is possible through a broad range of research and development activities that seek to identify and address the changing demands of customers and users, industry trends, and competitive forces.

Economic Conditions, Challenges, and Risks

The markets for high-performance conventional and quantum computing and cloud-based services are dynamic and highly competitive. Our competitors are developing new computing devices, while also enhancing competing cloud-based services for businesses. Aggregate demand for our solutions, services, and devices is also correlated to global macroeconomic and geopolitical factors, which remain dynamic. We must continue to evolve and adapt over an extended time in pace with this changing environment.

The investments we are making in Quantum Optical Chips and devices will continue to increase our operating costs and may decrease our operating margins. Components for our devices are primarily manufactured by third-parties. Some of our products contain certain components for which there are very few qualified suppliers. Extended disruptions at these suppliers could impact our ability to manufacture devices on time to meet consumer demand.

Our success is highly dependent on our ability to attract and retain qualified employees. We hire a mix of university and industry talent. We compete for talented individuals by offering an exceptional working environment, an ability to work on new, ground-breaking quantum technology, the ability to grow one’s career across many different products and businesses, and competitive compensation and benefits.

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes the highlights of our financial performance for the three months ended September 30, 2023 and September 30, 2022 as well as the increase (decrease) and percentage changes between the periods presented:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Dollar Change	Percentage Change
Revenue	$50,435	$37,646	$12,789	34%
Cost of revenue	23,721	24,891	(1,170)	(5)%
Operating expenses	7,694,231	6,846,748	847,483	12%
Loss from operations	(7,667,517)	(6,833,993)	833,524	12%
Other income (expenses)	(608,402)	(735,285)	(126,883)	(17)%
Net loss	(8,275,919)	(7,569,278)	(706,641)	9%
Loss per common share – basic	$(0.11)	$(0.22)	$0.11	50%

Revenues

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Increase (Decrease)	Percentage Change
Products	$0	$0	$0	0%
Services	50,435	37,646	12,789	34%
Total	$50,435	$37,646	$12,789	34%

Revenues for the three months ended September 30, 2023 were $50,435 compared to $37,646 for the comparable prior year period, an increase of $12,789 or 34%. The increase in revenues is primarily due to changes in the number and size of active customer contracts and the level of effort performed on each one during the periods. Revenue in the current reporting period is derived from professional services provided to multiple government and commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues, which consists of direct labor expenses, primarily salary expense for engineering and solutions staff delivering services, was $23,721 for the three months ended September 30, 2023 compared to $24,891 for the comparable prior year period, a decrease of $1,170 or 5%. The decrease is primarily due to the decrease in direct labor expense required to perform on the contracts in the current quarter compared to the prior year period.

Gross Profit/Gross Margin

Gross profit and gross margin for the three months ended September 30, 2023 was $26,714 and 53%, respectively, compared to $12,755 and 34%, respectively, for the comparable prior year period, an increase of $13,959 and 109%, respectively. The increase in gross profit is primarily due to the increase in gross revenue during the three months ended September 30, 2023 compared to the prior year period, and the increase in gross margin is primarily due to the decrease in the amount of direct labor required to perform the contracted services in the current period.

Operating Expenses

Operating expenses consist of payroll and employee benefits, external contractor, consulting and professional services costs, stock-based compensation expense and general and administrative expenses, including other headcount-related expenses associated with finance, legal, human resources and other administrative personnel, depreciation and amortization, certain taxes, and legal and other administrative fees. Operating expenses for the three months ended September 30, 2023 were $7,694,231 compared to $6,846,748 for the comparable prior year period, an increase of $847,483 or 12%. The increase in operating expenses compared to the comparable prior year period is due in large part to the $872,885 net increase in combined stock-based compensation and salary expenses and the $431,910 increase in research and development expenses for additional technical labor, parts and supplies needed to design and test new hardware products, offset by the $356,383 decrease in other SG&A costs driven by lower intangibles amortization related to the QPhoton merger and the $100,929 decrease in consultant expense driven in large part by our trend to increasingly use full and part time employees to perform work for which we previously relied on consultants.

Net Loss

Our net loss for the three months ended September 30, 2023 was $8,275,919 compared to a net loss of $7,569,278 for the comparable prior year period, an increase of $706,641 or 9%. The increase in net loss is primarily due to the changes in operating expenses discussed above, which were offset in part by the $124,558 increase in interest income related to the Company’s cash and equivalents invested in highly liquid money market funds.

Nine Months Ended September 30, 2023 and 2022

The following table summarizes the highlights of our financial performance for the nine months ended September 30, 2023 and September 30, 2022 as well as the increase (decrease) and percentage changes between the periods presented:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Dollar Change	Percentage Change
Revenue	$283,154	$134,370	$148,784	111%
Cost of revenue	131,117	41,692	89,425	214%
Operating expenses	19,466,158	18,443,966	1,022,192	6%
Loss from operations	(19,314,121)	(18,351,288)	(962,833)	(5)%
Other income (expenses)	(2,110,383)	(1,456,258)	(654,125)	(45)%
Net loss	(21,424,504)	(19,807,546)	(1,616,958)	(8)%
Loss per common share – basic	$(0.29)	$(0.58)	$0.29	50%

Revenues

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Increase (Decrease)	Percentage Change
Products	$0	$0	$0	0%
Services	283,154	134,370	148,784	111%
Total	$283,154	$134,370	$148,784	111%

Revenues for the nine months ended September 30, 2023 were $283,154 compared to $134,370 for the comparable prior year period, an increase of $148,784 or 111%. The increase in revenues is primarily due to changes in the number and size of active customer contracts and the level of effort performed on each one during the periods. Revenue in the current reporting period is derived from professional services provided to multiple government and commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2023 was $131,117 compared to $41,692 for the comparable prior year period, an increase of $89,425 or 214%. The increase in cost of revenues is primarily due to the increase in direct labor expense required to perform on the contracts in the current quarter compared to the prior year period. Cost of revenues for the current reporting period consists primarily of salary expense.

Gross Profit/Gross Margin

Gross profit and gross margin for the nine months ended September 30, 2023 was $152,037 and 54%, respectively, compared to $92,678 and 69%, respectively, for the comparable prior year period, an increase of $59,359. The increase in gross profit is primarily due to the increase in gross revenue during the nine months ended September 30, 2023 compared to the prior year period, and the decrease in gross margin is primarily due to the increase in the amount of direct labor required to perform the contracted services in the current period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $19,466,158 compared to $18,443,966 for the comparable prior year period, an increase of $1,022,192 or 6%. The increase in operating expenses compared to the comparable prior year period is due in large part to the $1,676,187 increase in research and development expenses for additional technical labor, parts and supplies needed to design and test new hardware products and the net $892,433 increase in combined stock-based compensation and salary expenses, offset by the $1,227,307 decrease in other SG&A costs driven by reductions in legal expenses and adjustments in intangibles related to the QPhoton merger, and the $319,121 decrease in consultant and professional services expense driven in large part by an increasing use of full and part time employees.

Net Loss

Our net loss for the nine months ended September 30, 2023 was $21,424,504 compared to a net loss of $19,807,546 for the comparable prior year period, an increase of $1,616,958 or 8%. The increase in net loss is primarily due to the changes in operating expenses discussed above, and the increased financing costs for the ATM facility that we began using in January 2023 and for the Streeterville Note that we issued in September 2022.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. To date, since February 2018, the Company has raised $51,229,464 through private and public placements of equity and $12,633,000 through private placements of convertible promissory notes and other debt for a total of $63,862,464 through September 30, 2023. The Company has no lines of credit and $4,546,843 in short-term debt obligations outstanding. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. As of September 30, 2023, the Company had cash and cash equivalents of $7,379,362.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and Quantum Optical Chips and fund business operations. Until such time as we can generate significant revenue from sales or subscriptions of our hardware and our Quantum Solutions offerings, we expect to finance our cash needs through public and/or private equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, banking collapses, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.

The following table summarizes total current assets, liabilities and working capital at September 30, 2023, compared to December 31, 2022:

	September 30, 2023	December 31, 2022	Increase (Decrease)
Current Assets	$8,109,515	$5,587,647	$2,521,868
Current Liabilities	$8,088,926	$6,545,320	$1,543,606
Working Capital (Deficit)	$20,589	$(957,673)	$978,262

At September 30, 2023, the Company had working capital of $20,589 compared to a working capital deficit of $957,673 at December 31, 2022. The $978,262 increase in working capital is primarily due to additional cash of $2,070,896 obtained from net proceeds from sales of our common stock under the ATM facility during the current period, offset by the remaining principal of the Streeterville Note becoming a current liability and reductions to accrued expenses.

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $14,635,011 and $11,565,125, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock based compensation.

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $2,733,374 and $1,478,281, respectively. Net cash used in investment activities related primarily to our purchase of $2,164,600 of computer hardware and laboratory equipment and our $500,000 investment in MW Notes during the nine months ended September 30, 2023. For the period ended September 30, 2022, net cash used in investment activities was almost entirely attributable to our merger with QPhoton in September 2022.

Net cash provided by financing activities was $19,439,281 and $8,361,290 for the nine months ended September 30, 2023 and 2022, respectively. Cash flows provided by financing activities during the nine months ended September 30, 2023 were attributable to use of the ATM facility to sell shares of our common stock, offset by repayments on the Streeterville Note. The cash provided by financing activities during the period ended September 30, 2022 was attributable to the issuance of the Streeterville Note and amortization of the original issue discount for the outstanding shares of our Series A Convertible Preferred stock.

During the first nine months of 2023, we have funded our operations primarily through the sale of shares of our common stock and the use of cash on hand. As of November 10, 2023, we had cash on hand of approximately $3.6 million We have approximately $96,921 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses that are due monthly.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature.

Critical Accounting Estimates

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, the Company does not have sufficient accounting staff to enable proper segregation of duties.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as listed below, there is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or our subsidiaries, threatened against or affecting the Company, our common stock, our subsidiaries or the Company’s or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on the Company.

BV Advisory Partners, LLC (“BV Advisory”) was purportedly a shareholder of QPhoton, the predecessor in interest to QPhoton, LLC, a wholly-owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). On October 13, 2022, BV Advisory filed a petition in the Court of Chancery of the State of Delaware seeking appraisal rights on the shares of common stock of QPhoton it allegedly owns (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The parties are currently engaged in discovery and the Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

In addition, on March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory. Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, QPhoton and BV Advisory entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured two years from the grant date.

On June 16, 2022, the effective date of our acquisition of QPhoton, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,68.44, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. BV subsequently filed suit against the Company disputing the calculation of the payment amount and asserting other claims.

On August 15, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”). BV Advisory is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, as well as monetary damages for alleged breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC (“BGH”), Inference Ventures, LLC (“Inference Ventures”) and QPhoton. BV Advisory and its affiliates claim, pursuant to the letter of intent, that they had the right to acquire additional shares in QPhoton thereunder by investing $2.5 million in QPhoton. BV Advisory claims QPhoton refused to allow BV Advisory to purchase the equity, however, BV Advisory never made the additional investment in QPhoton. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. Moreover, the Company believes that numerous alleged facts and characterizations set forth in BV Advisory’s complaint are false, misleading and intentionally designed to damage the Company’s reputation, and the Company categorically rejects those alleged facts and characterizations. The Company further believes that Mr. Barksdale misrepresented his role with QPhoton and his authority to negotiate on behalf of QPhoton in order to arrogate to BV Advisory and related parties a larger share of the QPhoton merger consideration. The Company has filed a motion to dismiss the Lawsuit, and oral arguments were held in October 2023. The Company’s motion to dismiss is currently under consideration by the court.

On December 30, 2022 the Company, QPhoton and Robert Liscouski (the “Quantum Plaintiffs”) filed suit in the Superior Court of New Jersey against Keith Barksdale, Michael Kotlarz, BV Advisory, BGH, Power Analytics Global Corporation (“PAG”), and Inference Ventures (and together with Barksdale, Kotlarz, BV Advisory, BGH, and PAG the “BV Defendants”), alleging fraud, aiding and abetting fraud, defamation, and conspiracy to defraud, seeking monetary and injunctive relief. The Company claims that the BV Defendants have made numerous public statements defaming the Company and its management in furtherance of a plan to manipulate the trading prices of the Company’s common stock, and that the BV Defendants misrepresented their ownership in QPhoton and conspired to acquire additional shares of QPhoton at the Company’s expense. The BV Defendants filed a motion to dismiss the complaint on March 24, 2023, and the Quantum Plaintiffs filed a brief in opposition to that motion. On June 5, 2023, the Court largely denied the BV Defendants’ motion and issued an order dismissing in part one claim and dismissing QPhoton as a plaintiff, but leaving in place the majority of the claims against the BV Defendants. On July 27, 2023, the BV Defendants answered the complaint and asserted counter claims against the Quantum Plaintiffs, and third-party claims against Stevens Institute (which held nine percent (9%) of QPhoton at the time of the QPhoton merger), alleging that the assignment of the Stevens Institute patent license from QPhoton to the Company upon the closing of the QPhoton merger violated the terms of the BV Note Purchase Agreement and was a fraudulent transfer that damaged the BV Defendants and QPhoton and in which Stevens was complicit. Dr. Yuping Huang, founder of QPhoton, has been a professor at the Stevens Institute since 2014 and is the founding director of the Center for Quantum Science and Engineering at Stevens Institute. In December 2020, QPhoton licensed seven patents from Stevens Institute for technologies invented by Dr. Huang and his research team. On August 31, 2023, the Quantum Plaintiffs filed a motion to amend the complaint, seeking declaratory judgement that BV Advisory failed to pay the agreed purchase price and therefore did not properly acquire its alleged shares of QPhoton and for injunctive relief against ongoing defamation by the BV Defendants. On September 6, 2023, BV Advisory filed a motion to transfer the case to the NJ Complex Business Litigation track and on September 14, 2023 filed a brief in opposition to the Quantum Plaintiff’s motion to amend the complaint. On September 29, 2023, the NJ Superior Court transferred the case to the Complex Litigation track and requested that all motions be withdrawn without prejudice, pending a judicial conference that is scheduled for November 15, 2023. The Company does not have sufficient information at this time to assess the potential impact of the action against the BV Defendants.

On July 27, 2023, BV Advisory and its managing member, Keith Barksdale, as alleged stockholders of and claimants against the Company, filed a petition in the Court of Chancery of the State of Delaware to appoint a receiver for the Company based on allegations that the Company is insolvent due to purported poor corporate governance and cash management. The petition also objects to the Company’s approach to raising capital. In a related motion, the petitioners also sought expedited treatment of the petition on July 28, 2023 under the presumption that they allegedly face a threat of irreparable harm. The Company strongly disagrees with the allegations in the Petition and considers these claims baseless and without merit. On August 8, 2023, the Company filed a motion to dismiss the petition and submitted a brief in opposition to the motion to expedite. The Company intends to vigorously defend itself against the allegations in the Petition. The Company’s motion to dismiss and BV Advisory’s motion for expedited treatment were argued before the Court on October 11, 2023. The Court denied BV Advisory’s motion to expedite and took the Company’s motion to dismiss under advisement.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2023.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	First Amendment to ATM Agreement, dated as of August 17, 2023, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	08/21/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: November 13, 2023	By:	/s/ Robert Liscouski
Robert Liscouski
Principal Executive Officer

	By:	/s/ Christopher Boehmler
Christopher Boehmler
Principal Financial Officer and Principal Accounting Officer