Form 10-K
period 2023-12-31
Quantum Computing Inc.
filed 2024-04-01
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 001-40615

QUANTUM COMPUTING INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4533053
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5 Marine View Plaza, Suite 214, Hoboken, NJ	07030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 436-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001	QUBT	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $46,073,808 based on the closing price of $1.18 per share of Quantum Computing, Inc. common stock on the Nasdaq Stock Market LLC on that date.

As of March 28, 2024, there were 91,357,640 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” “QCi” and “QUBT,” refer to Quantum Computing Inc., a Delaware corporation, and unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

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

Additionally, conventional computers are known to struggle with optimization problems known as NP-complete problems, which are a class of mathematical problems that can, in principle, be solved by conventional computers, with that caveat that the time to solution will grow exponentially with the size of the problem. These NP-complete problems require complex calculations that cannot currently be performed within any reasonable amount of time using conventional computer systems for problem sizes relevant to many industrial and government applications. Published academic research indicates that quantum computers may be ideally suited to solve optimization problems of this type.

Some computer science experts believe that quantum computing will be a potential solution to the hard limits now being approached by conventional computers that utilize silicon-based processors. While the date of practical relevance of quantum computers is hard to determine, we believe that quantum availability has already begun and that quantum computers with gradually increasing performance will be introduced by multiple vendors over the course of the next decade.

The Company

Quantum Computing Inc. (“QCi” or the “Company”) is an American company utilizing non-linear quantum optics (optical devices whose output due to quantum effects is exponentially, not linearly, related to inputs) to deliver quantum products for high-performance computing applications. QCi’s products are designed to operate at room temperature and use low power. Our core technology enables the execution of a go-to-market strategy that emphasizes accessibility and affordability as the key selling points.

QCi was founded in 2018 and our initial business was developing platform agnostic enterprise software for quantum computing systems. In June 2022, QCi acquired its wholly-owned subsidiary QPhoton, Inc. (subsequently renamed QPhoton, LLC) (“QPhoton”), a photonics hardware company (the “QPhoton Merger”). That merger enables QCi to now offer high-performance quantum systems integrated with the Company’s software platform, Qatalyst, that existed before the QPhoton Merger.

QCi’s core technology is Entropy Quantum Computing (“EQC”). EQC is a patent pending methodology that utilizes the environment to drive controlled energy loss in a photonic architecture. Using quantum measurements of single photons as a source of feedback, the energy loss of the system is driven to a “ground state solution” where additional computational iterations no longer change the output. The ground state solution is the optimized result (the answer to the problem posed). This methodology allows for very low power consumption and room temperature operation. Also, due to the nature of the measurement and feedback process, EQC drives non-linear quantum interactions for “dense, fully connected” problem solving. We anticipate that our core technologies will enable us to develop and produce multiple generations of quantum machines with increasing computational power, capacity, and speed, as well as the eventual hardware miniaturization to produce optical integrated circuits to replace the discrete components currently used. We expect these systems to deliver performance advantages over classical computational machines with the long-term goal of solving complex problems more effectively and efficiently with greater scalability, lower power consumption, and lower cost.

In addition to our photonic computing platform, we have leveraged QCi’s core technology to demonstrate powerful quantum sensing use cases in LIDAR (Light Detection and Ranging), reservoir computing (a form of neural network that can be used in machine learning applications) and quantum cyber authentication (a method for highly secure communication within a network). Several of these important technologies are already in early stages of commercialization.

Our longer-term product development plan is to migrate product designs based on discrete components to a set of optical integrated circuits built on wafers using a crystalline material called lithium niobate (“Thin Film Lithium Niobate” or “TFLN”). The Company believes that TFLN is an excellent material for design and implementation of optical integrated circuits suitable for our quantum computing and sensing products because it is crystal based and hence can have optical waveguides directly etched into the material. QCi possesses strong domain experience and intellectual property in TFLN design and chip fabrication and has completed initial production of several specialty devices such as electro-optical modulators (“EOM’s”). The Company has begun buildout of a state-of-the-art TFLN chip manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona. The Company’s understanding is that this could be the nation’s first dedicated optical integrated circuit manufacturing facility using TFLN wafers to achieve quantum effects. Our plan for the facility is to produce a range of custom lithium niobate chips for use in our own product lines as well as chips for sale in the commercial market. The Company has plans to support this initiative by applying for funding for distinct uses under both the Title 17 Clean Energy Financing Program managed by the US Department of Energy’s Loan Programs Office and also the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the “CHIPS Act”), which allocates $52 billion for the revitalization and onshoring of semiconductor manufacturing in the U.S. The CHIPS Act funding specifically includes $39 billion in manufacturing incentives and $13 billion to support new research and development.

The recent market report published by Market Research Reports: Document ID: LPI08232779; Published August 8, 2023 “Thin Film Lithium Niobate Market Forecast 2023 – 2029,” indicates a significant underlying market growth for TFLN devices. The study covers use applications and segments that suggest the global TFLN EOM market, valued at $190.4 million in 2022, is forecast to grow an estimated $1,931.3 million by 2029 - a compound annual growth rate of 39 percent.  The report further describes that the demand increase is principally driven by the material advantages that were summarized above. Specifically, TFLN EOM’s have the advantages of large bandwidth, low power consumption, and small size.

Our Strategy

QCi’s strategy is to provide a range of accessible and affordable quantum machines to commercial and government markets. Our proprietary technology is central to our strategy because we believe that it enables us to leverage the advantages of size, weight, power and cost (over competing cryogenic products to drive market adoption and volume of sales.

In addition to cloud-based access to our quantum computers, we offer on premises installation of our EQC product, rack-mountable and compatible with standard server room infrastructure requiring no need for special cooling, shielding, or power considerations. The Company believes the EQC’s small rack-mountable size and low-energy consumption provides a substantial competitive edge as compared to superconducting, cryogenic quantum systems offered by competitors that are also designed to solve optimization problems.

We believe that the practical benefits to the customer of QCi’s core offerings are:

●	Powerful performance in speed and quality of solution for large complex optimization problems

●	Plug and play compatibility with existing IT infrastructure

●	Low power consumption – normal operation under 80 watts

●	Scalability with potential for migration to nanophotonic system-on-a-chip designs

Market Opportunity

Despite enormous growth in the capabilities of conventional computers and silicon microprocessors, some of the world’s most important computational problems are still considered impractical to solve in a reasonable period of time. Quantum computing represents a potential alternative approach to solving those problems because quantum computers apply the properties of quantum physics to operate in a fundamentally different way. Conventional computer chips use binary bits (ones and zeros) to represent information. Quantum computers utilize qubits (quantum bits), which leverage some of the properties of quantum physics, namely superposition and entanglement, to process computations that would be intractably difficult using conventional computers.

While quantum-based computers will not replace conventional computers in most applications, they are ideally suited to run optimization algorithms, as well as to calculate certain sensing, imaging, and cybersecurity problems that are beyond the reach of general silicon-based computing today. The Company believes that quantum solutions have the potential to bring order of magnitude advances in the fields of medicine, engineering, autonomous vehicles, and cybersecurity and that the demand for quantum computing in these market sectors will likely outpace and outperform the general-purpose computing market in the near- to mid-term and into the foreseeable future.

Our core technology offers practical, cost-effective solutions that materially advance the adoption of quantum machines across several market segments including:

1.	Quantum Computing

2.	Quantum Intelligence (Artificial Intelligence and Machine Learning)

3.	Remote Sensing

4.	Imaging

5.	Cybersecurity

Products and Products in Development

The Company believes it is well-positioned in the marketplace due to the Company’s core technology in integrated photonics that allows QCi to offer a suite of quantum machines and solutions to the market today with a robust technology roadmap for the future. The merger with QPhoton has broadened the Company’s technology portfolio and enables us to develop a group of closely related products to EQC, based on our common core photonic technology.

TFLN Optical Chips

We believe that TFLN optical integrated circuits (“TFLN Optical Chips”) will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing and imaging. The Company is developing proprietary chip designs and is completing a dedicated chip fabrication facility to develop and produce TFLN Optical Chips for quantum information processing and other single photon detection and sensing applications.

Quantum Computing

Entropy Quantum Computer

The core of QCi’s hardware offering is the EQC, which leverages the principle of open quantum systems, meaning that the EQC does not need to be isolated from the outside world in order to function. The EQC differs from the more common gate-model architectures by using the entropy in the environment as a useful source of energy rather than as a source of noise. As a result, the EQC can operate in normal server room environments with a high degree of stability. The EQC works by encoding a problem into a photonic signal and then carefully modulating the loss of energy in the system, iterating until the system reaches the ground state (or optimal configuration) solution. The non-linear coupling of an optical feedback loop in the system enables full connectivity among all of the variables of a complex problem.

QCi launched a new EQC device during the first quarter of 2024 (Dirac-3) and plans to release a series of additional EQC products in the coming months and years. This planned evolution of technology and product enhancements will involve improving the size and capacity of the EQC machines, as well as speed, scalability and performance fidelity. The EQC is available both as a cloud-based subscription service, similar to other quantum machines, as well as an affordable on premises solution.

Qatalyst

QCi’s evolution into quantum hardware computing was enabled by the prior creation of its Qatalyst software. The Qatalyst development platform was QCi’s answer to the broader industry’s current approach to quantum software development, which relies on highly trained scientists working with software development kits (“SDKs”) at the circuit level, instead of a high-level language, which requires deep level quantum expertise to create quantum workflows. Qatalyst is not a tool kit, rather, a complete platform. Qatalyst enables developers to create and execute quantum-ready applications on conventional computers as well as multiple quantum computers. Users can call upon the same Qatalyst APIs (Application Programming Interfaces) on conventional computers to achieve optimization performance advantages using our cloud-based solution. We originally designed Qatalyst to facilitate access to multiple quantum processing units including Rigetti, Oxford Quantum Circuits and IonQ, QuEra, and Xanadu via the Amazon Web Services (“AWS”) cloud-based Braket service. Qatalyst is now the interface to QCi’s own EQC systems.

Quantum Intelligence (Artificial Intelligence and Machine Learning)

Reservoir Computer

Launched in June 2023, our first reservoir computing product is an edge device that is FPGA-based and optimized for recurrent neural network applications. “Compute at the edge” means to process, measure and analyze data locally (at the device) vs. over a network where data must be sent over the internet or through some cloud service.  QCi’s Reservoir Computer (“RC”) is a standalone box that can be plugged into a local computer or server without having to connect over the internet. The RC hardware system’s advantages over the more traditional software approaches to reservoir computing include significantly faster processing speeds, 80% - 95% less energy consumption, portability (size of power bank), affordability, and requiring significantly shorter training time. The RC delivers superior performance in time dependent tasks, such as chaotic time series prediction, unstructured financial model prediction, natural language processing and weather forecasting. Being deployed at a “compute at the edge” device, which provides the advantage of allowing data analysis to occur at the data collection point, reducing latency and dependency on network connections and providing more real-time processing of data. To date, the market for reservoir computing has been limited due to computing cost and technical implementation complexities, which the RC is designed to address. We anticipate that future generations of the RC will introduce greater speed of performance and scalability. This will enable the RC to participate in the large language model training and other applications. While technology challenges do remain in scaling this technology, this is one of the focus areas for QCi to gain significant share in the artificial intelligence / Machine Learning hardware market.

Remote Sensing

LiDAR Applications

QCi’s Quantum LiDAR uses patented methodologies that leverage the selective use of quantum spatial-temporal modes to maximize the signal-to-noise ratio of weak information signals in a high noise background. This technology advancement allows QCi systems to see through dense fog and provide image fidelity at great distances with very high resolution in difficult environments such as snow, ice, and water. The practical benefits on payload and signal to noise enhancement can be used to produce LiDAR systems that are greatly enhanced in their ability to measure at improved resolution and distances from aircraft, drones and even satellites.

Quantum Photonic Vibrometer

Launched July 2023, QCi’s Photonic Vibrometer is a proprietary, powerful instrument for remote vibration detection, sensing, and inspection.  This device offers significant advancements in sensitivity, speed, and resolution, capable of discerning for the first time, highly obscured and non-line-of-sight objects.  The first in the series of the system measures the vibration frequency of a remote target by utilizing fast-gated single photon counting to directly detect returning photons whose wavefunctions are dynamically modulated as they are reflected off the target. By counting photons at a megahertz rate, important properties such as material composition and mechanical integrity can be determined within seconds and, depending on detection distance, with microwatt to milliwatt optical power. Working at an eye-safe wavelength, the system can accurately characterize the vibration spectra of solid or liquid targets with vibration amplitude as small as 100 nanometers. The system can also remotely sense through obscured media or around corners where there is no line of sight, implying new capabilities in remote sensing, voice recognition, and ex vivo diagnostics.

We expect subsequent photonic vibrometer versions, currently under development, to reach significantly greater distances, minimize device footprint and weight, and optimize data gathering in increasingly challenging environmental conditions (for example, underground, underwater and at high altitudes affixed to a drone, plane or space-based platforms).

Imaging

Optical Imaging

By leveraging the ability to count single photons, a key to the EQC, and filter their associated wave functions precisely, we can obtain optical imaging through otherwise opaque and dense materials. Quantum imaging has the potential to be a powerful supplement to modern reconstructed computerized tomography (CAT Scan) imaging applications, where tissue damage from high energy radiation needs to be avoided. We have built and are currently testing a prototype quantum imaging system.

Cybersecurity

Quantum Networks and Quantum Authentication

QCi has developed a system to address one of the major challenges in cybersecurity, authentication of users on a network, which is currently facilitated by the distribution of “private keys” by a trusted third party. This approach is inherently insecure as keys are bundled and travel with the encrypted data, making it susceptible to harvest-and-decrypt-later vulnerability. QCi has developed a quantum authentication technology and methodology that eliminates the need for trust of third-party involvement in key distribution. Our approach uses a combination of a high-powered laser and a patented detection methodology deeply rooted in the fundamental principles of quantum mechanics, resulting in what we believe will be an unbreakable basis for private network communication.

Industry Overview

Quantum computing is a component of the large and global high-performance computing industry, which is comprised of hardware, software, and services for compute-intensive applications. The rapid adoption of technologies such as artificial intelligence, 3D imaging, artificial intelligence/large language models, and the Internet of Things (IoT), have served to exponentially increase the generation of data, driving up the demand for high-performance computing. Estimates of the size of this industry vary, but according to Grand View Research, the high-performance computing market was valued at $39.1 billion in 2019 and is expected to reach a value of $53.6 billion by 2027, see Grand View Research - High Performance Computing Market Size Worth $53.6 Billion By 2027,  https://www.grandviewresearch.com/press-release/global-high-performance-computing-hpc-market (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report).

The high-performance computing market is important for many industries, including, but not limited to, IT, aerospace, healthcare, automotive, and e-commerce. Examples of compute-intensive applications include optimization, data management, analytics, encryption, natural language processing and complex modeling. Quantum computing is expected to be useful for similar applications. According to a report from Allied Market Research, the global enterprise quantum computing market size was valued at $1.3 billion in 2020 and is projected to reach $18.3 billion by 2030, growing at a compound annual growth rate of 29.7% from 2021 to 2030, according to a published report on the enterprise quantum computing market at https://www.alliedmarketresearch.com/enterprise-quantum-computing-market (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report).

While the current quantum computing market comprises a fraction of the broader high-performance computing market, we anticipate that quantum computers will unlock new applications that are unlikely to be addressable by existing high-performance computers comprised of leveraging classical processing units.

Quantum computing is a nascent and rapidly developing technology that has shown promise in delivering potentially disruptive computing capabilities. We believe that quantum computing’s immense compute capabilities qualify it as a subset of high-performance computing. As quantum computing hardware continues to advance, we expect a corresponding growth in demand for software capable of leveraging the compute capabilities of quantum computing hardware. As an early participant in this rapidly growing ecosystem, we believe we are well-positioned to capture and drive a meaningful amount of this category growth. We believe that there is further potential upside from quantum computing and technology more broadly opening new markets not included in traditional high-performance computing market size estimates.

Competition

The quantum computing industry is highly competitive and rapidly evolving and will likely remain so for the foreseeable future. As this industry continues to grow and mature, we expect a continued influx of new competitors, products, hardware advances, and concepts to emerge that can dramatically transform the industry and our business. Due to the high price point of quantum computing hardware today, novel business models may emerge to adapt to customer preferences in the high-performance computing industry. Our ability to evolve and adapt rapidly over an extended period of time will be critical in remaining competitive. We perform a broad range of research and development efforts to identify and position for the changing demands of future customers and users, industry trends, and competitive forces.

According to research conducted by The Quantum Insider (https://thequantuminsider.com/data), there are over 700 companies and approximately 400 university academic groups working in various aspects of quantum technology, with approximately 400 of these having a pure play focus on quantum computing, according to The Landscape of the Quantum Start-up Ecosystem, October 18, 2022, https://epjquantumtechnology.springeropen.com/articles/10.1140/epjqt/s40507-022-00146-x (Information contained on, or that can be accessed through, this website is not incorporated by reference in this Annual Report, and you should not consider information on this website to be part of this Annual Report).

These entities range in size from diversified global companies with significant research and development resources such as IBM, Google, Intel, Microsoft, Quantinuum (formerly Honeywell) and Amazon to recent market entrants such as D-Wave Quantum, Rigetti Computing, IonQ, PsiQuantum, Xanadu and Infleqtion (formerly ColdQuanta), as well as smaller privately funded development stage companies whose narrower product focuses may allow them to be more effective in deploying resources towards a specific industry demand. In addition, we face competition from large research organizations funded by sovereign nations such as China, Russia, Canada, Australia, and the United Kingdom, as well as the European Union, and we believe that additional countries will invest in quantum computing in the future. We will continue to face competition from the existing high-performance computing industry using classical (non-quantum) computers.

We believe that competition in this market segment will intensify. Many of our competitors may have longer operating histories, significantly greater financial, technical, product development and marketing resources, and greater name recognition than we do. Our competitors could use these resources to market or develop products or services that are more effective or less costly than any or all of our products or services.

Intellectual Property

Our intellectual property consists of patents, trademarks, and trade secrets. Our trade secrets consist of product formulas, research and development, and unpatentable know-how, all of which we seek to protect, in part, by confidentiality agreements. To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. Federal trademark law protects our registered trademarks. We also rely on the protection of laws regarding unregistered copyrights for certain content we create and trade secret laws to protect our proprietary technology. To further protect our intellectual property, we enter into confidentiality agreements with our executive officers, employees, consultants and directors.

Trademarks

The Company has one registered trademark, “QPhoton,” and has applied for two additional trademarks, both of which are being used in commerce:

●	QGraph

●	Qatalyst

Patents

The Company has one granted United States patent.

Country	Serial No.	Filing Date	Patent No.	Issue Date	Title	Status	Anticipated Expiration Date
USA	17/560,816	12/23/2021	11,436,519	09/06/2022	Machine Learning Mapping for Quantum Processing Units	Granted	12/23/2041

Exclusive License Agreement

QCi has an exclusive license to seven patents issued to the Stevens Institute of Technology, pursuant to the license agreement dated December 17, 2020 by and among QPhoton and The Trustees of The Stevens Institute of Technology (the “Licensor”). QPhoton agreed to reimburse the Licensor for patent prosecution expenses in the amount of $125,041 and deliver to the Licensor an annual report and quarterly report pursuant to the terms of the license agreement. As consideration for the license and other rights granted under the license agreement, QPhoton agreed to pay the Licensor (i) $35,000 upon full execution of the license agreement, (ii) $28,000 each annual anniversary of the effective date of the license agreement, (iii) 9% of the membership units of QPhoton, LLC, and (iv) a royalty of 3.5% of the net sales price of each license product sold or license by QPhoton, LLC and any affiliate and sublicensee. On June 15, 2022, the Licensor agreed to assign the license agreement to QCi upon consummation of the QPhoton Merger.

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

Incentives

In December 2018, the National Quantum Initiative Act (the “Quantum Act”) was signed into law. The purpose of the Quantum Act is to “ensure the continued leadership of the United States in quantum information science” and to develop a unified national strategy for researching quantum information science. The Quantum Act authorizes a National Quantum Coordination Office inside the White House’s Office of Science and Technology Policy to help coordinate research between agencies, serve as the federal point of contact and promote private commercialization of federal research breakthroughs over the next decade. In addition, President Trump announced the formation of a National Quantum Initiative consisting of key technology companies working in the field of quantum computing. The Company is a member of that Initiative and is also a member of the Quantum Economic Development Council.

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

Corporate Information

Our executive offices are located at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030, and our telephone number is (703) 436-2121. Our corporate website is www.quantumcomputinginc.com. Information appearing on our website is not part of this Annual Report.

Employees

As of December 31, 2023, the Company had 39 full time employees and nine part time contract staff, 34 of whom are focused on product development. The employees are not part of a collective bargaining agreement and labor relationships are good. The Company offers a health and welfare benefit plan to current full time employees that provides medical, dental, vision, life and disability benefits. The Company also offers a 401(k) retirement savings plan and participation in the stock option plan to all full-time employees. There are no unpaid liabilities under the Company’s benefit plans, and the Company has no obligation to pay for post-retirement health and medical costs of retired employees.

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

Risks Related to Our Financial Condition and Status as an Early-Stage Company

We are in our early stages and have a limited operating history, which makes it difficult to forecast the future results of our operations.

QCi was formed in 2018 and merged with QPhoton in June 2022. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce a suite of products based on quantum photonic technologies, with steadily increasing capabilities. Our technical roadmap may not be realized as quickly as hoped, or even at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our quantum products and services, increased competition, changes to technology, our inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities. Furthermore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We incurred net losses each year since 2018 and we believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our products and services, which may never occur. Even with significant production, we may never become profitable from the sale of our products and services.

We expect to incur significantly higher losses in future periods as we continue to incur significant expenses in connection with the design, development and manufacturing of our quantum computers and other products and services, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our quantum computers and other products, increase our sales and marketing activities, develop our infrastructure, and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material adverse effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or remain a going concern.

We are an early-stage company and we have not generated any material revenues to offset our operating expenses. If we are unable to generate significant revenues in future periods, we will not be able to achieve profitability, and if we should achieve, to maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2023 and 2022. As of December 31, 2023, and 2022, our accumulated deficit was $149,718,453 and $119,987,781, respectively. These factors, among others, raised substantial doubt about our ability to continue as a going concern.

We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.

In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. However, commercial demand for quantum computing products and services may never develop. There are significant technological challenges associated with developing, producing, marketing and selling products and services in the high-performance computing industry, including our products and services, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.

Our ability to scale is dependent also upon components that we must source from multiple countries, including China. Shortages or supply interruptions in any of these components will adversely impact our ability to generate revenues. Deterioration in the political relationship between the U.S. and China result in loss of access to suppliers of key components with little or no warning, which would adversely affect our ability to develop and manufacture our products. We are actively searching for alternative suppliers outside of China, but there is no assurance that we can locate comparable components at reasonable prices within the desired timeframes.

If large-scale development of our quantum computers other products commences, they may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair and design changes. Our quantum computers are inherently complex and incorporate technology and components that may have not been used for computing products and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our computers. There can be no assurance that we will be able to detect and fix any defects in our quantum computers in a timely manner that does not disrupt our services to our customers. If our technology fails to perform as expected, customers may seek out a competitor or turn away from quantum computing entirely, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations. If defects in our technology lead to erroneous outputs, third parties relying on those outputs may draw from them erroneous conclusions, creating a risk that we will be liable to those third parties.

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

Our growth is dependent upon our ability to successfully expand our products and services, retain customers, bring in new customers and retain critical talent. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could negatively impact our business, financial condition and results of operations.

Our growth is dependent upon our ability to successfully market and sell our quantum computers and quantum computing products and services. We do not have experience with the large-scale production and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and production capabilities.

Moreover, because of our advanced technology, our customers will require particular support and service functions, some of which are not currently available and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experience unforeseen issues with the reliability of our technology, we could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand.

There is no assurance that we will be able to ramp our business to meet our sales, manufacturing, installation, servicing and quantum computing targets, that expected growth levels will prove accurate or that the pace of growth will continue at the current rate. Failure of QCi to grow at rates similar to that of the broader quantum computing industry may adversely affect our operating results and ability to effectively compete within the industry.

We may not manage growth effectively.

Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support us. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish and maintain appropriate and scalable operational and financial systems, procedures and controls and a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

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

Our business and future plans for expansion are capital-intensive, and we will require additional capital for equipment and facilities for hardware manufacturing and optical chip fabrication. The specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than those of our common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from disruptions in access to bank deposits or lending commitments due to bank failures, the military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and the state of war between Israel and Hamas and the related risk of a larger regional conflict. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

There can be no assurance that financing will be available to we on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit or substantially reduce our quantum computing development efforts. Our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities, which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital on terms that are acceptable to us or at all.

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

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income, or less. It is uncertain if and to what extent various states will conform to the current law.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes will become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize our federal net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the QPhoton Merger or other transactions. Similar rules may apply under state tax laws.

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

Risks Related to Our Business and Industry

We have not produced any of our products at volume and we face significant barriers in our attempts to develop and manufacture our products, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

Producing quantum computers, sensors and networks is a difficult undertaking. There are significant engineering challenges that we must overcome. We face significant challenges in completing development of our quantum computers and other products, and in producing in sufficient volumes. Even if we complete development and achieve volume production of our products, if the cost, accuracy, performance characteristics or other specifications fall short of our expectations, our business, financial condition and results of operations would be adversely affected.

The performance capabilities of our products will depend on the development and production of TFLN Optical Chips to achieve scale, performance and cost. There is significant development and intellectual property risk in the specification, design and development of TFLN Optical Chips and our plans could be impacted by lack of funding, competition or even unknown core technology factors intrinsic to the work. This would limit the ability of QCi to scale its growth to expected levels over the longer term and the Company could lose momentum.

We may be unable to reduce the production cost sufficiently, which may prevent us from pricing our quantum systems competitively.

Our revenue projections are dependent on the cost per manufactured system decreasing over the next several years as our quantum computers advance. These cost projections are based on economies of scale due to demand for our products and services, technological innovation and negotiations with third-party parts suppliers. If these cost savings do not materialize, the production cost may be higher than projected, making our quantum computing products and services less competitive than those offered by our competitors, which could have a material adverse effect on our business, financial condition or results of operations.

If our products and services fail to deliver customer value to a broader range of customers than classical approaches, our business, financial condition and future prospects may be harmed.

“Quantum advantage” refers to the moment when a quantum computer can compute faster than existing classical computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers have reached a broad quantum advantage and they may never reach such advantage. While achieving a broad quantum advantage will be critical to the success of any quantum computing company, including us, it would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage. As quantum computing technology continues to mature, broad quantum advantage, and quantum supremacy, may take years or decades to be realized, if it ever is. If we cannot develop quantum computers that have quantum advantage, customers may not continue to purchase our products and services. If other companies’ quantum computers reach a broad quantum advantage prior to the time we reach such capabilities, it could lead to a loss of customers. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

The quantum computing industry is competitive and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

Since the merger with QPhoton, our business strategy has broadened to include the manufacture of several lines of hardware in addition to the underlying software. As a result, the markets in which we now operate are rapidly evolving and highly competitive. As the marketplace continues to mature and new technologies and competitors enter, we expect competition to intensify. Our current competitors include:

●	large, well-established tech companies that generally compete across our products, including IBM, Quantinuum, Google, Microsoft and Amazon;

●	large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union; additional countries may decide to fund quantum computing programs in the future;

●	less-established public and private companies with competing technology, including IonQ, Rigetti Computing, PsiQuantum, Xanadu and D-Wave Quantum, and companies located outside the United States; and

●	new or emerging entrants seeking to develop competing technologies.

We compete based on various factors, including technology, price, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources than we do, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers, which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Further, the industry might recognize the intrinsic advantages of optical integrated circuits in information processing applications and our competitors could shift to a more direct competitive approach using similar technologies, even with strong intellectual property protection.

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

We rely on access to high-performance third-party classical computing through public clouds and high-performance computing centers to deliver quantum products and services to customers. We may not be able to maintain connectivity with these resources, which could make it harder for us to reach customers or deliver products and services in a cost-effective manner.

Our products and services may from time to time incorporate high-performance classical computing through public clouds to provide services to end users and our partners. These public cloud services are predominantly on AWS at the present time.

Any material change in our contractual and other business relationships with AWS or other cloud providers could result in reduced use of our products and services, increased expenses, including service credit obligations, and harm our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Further, if our contractual and other business relationships with our partners are terminated or suspended, either by our partner or by us, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we would be unable to provide our quantum computing products and services business at the same scale and would experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.

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

We may be required to replace a supplier if their products do not meet our quality or safety standards, or if the United States government imposes restrictions on trade with certain countries, such as China. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, pandemic, labor disputes or weather conditions. Disruptions in transportation lines or the ongoing military conflict between Russia and Ukraine, the state of war between Israel and Hamas, or an invasion of Taiwan by China, may also cause global supply chain issues that affect us or our suppliers. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products, which could lead to price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged. Any delay or unavailability of key products required for our development activities in a timely or cost-effective manner could delay or prevent us from further developing our products and services on our expected timelines or at all and could materially harm our business.

In order to compete, we must attract, retain and motivate key associates, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.

We depend on our executive officers and management team to run our business. As we develop new business models and new ways of working, we will need to develop suitable skill sets within our organization. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees that have highly technical set of skills. The current market for such positions is highly competitive. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. Moreover, the loss of any of our senior management or other key employees or our inability to recruit and develop capable managers could adversely affect our ability to execute our business plan and we may be unable to find adequate replacements.

Even if we are successful in developing our products and executing our strategy, competitors in the industry may achieve technological breakthroughs that render our quantum computing systems obsolete or inferior to other products.

Our continued growth and success depend on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing products and services could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years, that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs that render our technology obsolete or inferior to other products could have a material adverse effect on our business, financial condition or results of operations.

The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we anticipate, if it encounters negative publicity or if our quantum computing products and services do not achieve commercial adoption, the growth of our business will be harmed.

The nascent market for quantum computers is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. Our success will depend to a substantial extent on the willingness of our potential customers to use, and increase their utilization of, our products and services, as well as on our ability to demonstrate the value of quantum computing to their respective organization, government agencies, and other purchasers of quantum computing offerings. Negative publicity concerning our products and services or the quantum computing industry as a whole could limit market acceptance of our offerings. If our clients and partners do not perceive the benefits of our products and services, or if they do not drive customer engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and industry concerns or negative publicity regarding technophobic views in the context of quantum computing could limit market acceptance of our quantum computing products and services. If any of these events occur, our business, prospects, financial condition and operating results could be harmed.

In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit acceptance of our products and services. Negative publicity concerning our products and services or the quantum computing industry as a whole could limit acceptance of our products and services. While we believe that quantum computing will solve many large-scale problems, it is possible that such problems may never be solvable by quantum computing technology. If our customers and partners do not see the benefits of our products and services, or if our products and services do not drive commercial sales, then demand for our products and services may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition and results of operations.

We have experienced in the past, and could also suffer future disruptions, outages, defects and other performance and quality problems with our quantum computing products and services, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

Our business depends on our quantum computing systems being available through the cloud with a high level of reliability. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open- source software, hardware components, human error or misconduct, capacity constraints, design limitations, denial of service attacks or other security-related incidents, foreign objects or debris, weather, construction, supply chain events, or accidents and other force majeure. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

Any disruptions, outages, defects and other performance and quality problems with our quantum computing system or with the public cloud, internet, and other infrastructure on which they rely could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our future growth and success depend on our ability to sell effectively to government entities and large enterprises.

Our potential customers are likely to include government agencies and large commercial enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues. Such government contracts also may limit our ability to do business with foreign governments or prevent us from selling our products in certain countries.

Our quantum computing systems may not be compatible with some or all industry-standard software and hardware in the future, which could harm our business.

Since the merger with QPhoton, we have been focusing more of our efforts on creating quantum computing hardware, in addition to refining the software development platform to access our hardware, and application programing interfaces (“APIs”) to access our systems. The industry is rapidly evolving, and customers have many choices for programming languages, some of which may not be compatible with our own APIs. Our quantum computing development platform is designed to be compatible with most major software languages. If a proprietary (not open source) software toolset became the standard for quantum application development in the future by a competitor, however, usage of our hardware might be limited, which would have a negative impact on the Company. Similarly, if a piece of hardware that we could not integrate with became a necessary component for quantum computing (for instance, quantum networking), the result might have a negative impact on the Company.

Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the recent COVID-19 pandemic) and other health emergencies, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable as a result. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, location, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, may adversely impact our business, including our ability to obtain products from our suppliers

Government actions and regulations, such as tariffs and trade protection measures, may limit our ability to obtain products from our suppliers or sell our products and services to customers. Political challenges between the United States and countries in which our suppliers are located and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and those countries and other macroeconomic issues could adversely impact our business. During the last few years, the United States has imposed tariffs on certain products imported into the United States and some countries have imposed tariffs on U.S. imports in response. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and, in certain cases, services, to these entities and, in some cases, to receive items or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of items and service to China and other countries including end-uses related to advanced computing. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States or other countries that could have a material adverse effect on our business. Our technology could be deemed a matter of national security and, as such, our customer base could be tightly restricted. We also may accept government grants that place restrictions on the business’ ability to operate. Any such actions could impact our business operations and have a material adverse effect on our business prospectus, financial condition and results of operations.

In addition, the Chinese government exercises significant control over China’s economy through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese suppliers, which could harm our business through higher supply costs, reduced availability or both.

Also, due to concerns with the security of products and services from certain telecommunications equipment and services companies based in China, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese government has responded to these U.S. actions by indicating its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese counterparties.

In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act (“UFLPA”) became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part, in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.

Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. government or Chinese and other foreign governments will act with respect to tariffs and international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition and/or results of operations would be materially and adversely affected.

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

We intend to continue exploring strategic business acquisitions and other business combinations and transactions, which are subject to inherent risks.

In order to expand our products and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations, investments, or partnerships that we believe are complementary to our business. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. The completion of such transactions also have inherent risks that may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: (i) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; (ii) diversion of management’s attention from other business concerns; (iii) entry into markets in which we have little or no direct prior experience; (iv)) failure to achieve projected synergies and performance targets; (v) loss of clients or key personnel; (vi) incurrence of debt or assumption of known and unknown liabilities; (vii)) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; (viii) dilutive issuances of equity securities; and (ix) accounting deficiencies that could arise in connection with, or as a result of, such transactions, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business or not be able to achieve projected results or support the amount of consideration paid for such acquired businesses or invested in such transactions. In addition, we may incur unexpected costs, claims or liabilities during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post- acquisition for which we have limited or no recourse, and we may not achieve the anticipated benefits of any strategic transaction.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation rates higher than historical norms, higher interest rates, bank failures and uncertainty about economic stability. For example, recent bank failures have resulted in volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine, as well as the war between Israel and Hamas, has created extreme volatility in the global capital markets and are expected to have continuing global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets were to further deteriorate, including as a result of political unrest or war, it may make any necessary financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Higher than anticipated inflation rates have and are expected to continue to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. Even if inflation and interest rates decline from current levels, that may not result in a reduction of costs.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products and services are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. Government embargoed or sanctioned countries, governments, persons and entities. In addition, certain products and technology may be subject to export licensing or approval requirements. Exports of our products and technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines that which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements and have enacted laws that could limit our ability to distribute our products and technologies or could limit our end customers’ ability to implement our services in those countries. Changes in our products or technologies or changes in applicable export or import laws and regulations also may create delays in the introduction and sale of our products and technologies in international markets or, in some cases, prevent the export or import of our products and technologies to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products and services or in our decreased ability to export or sell our products and services to existing or potential customers. Any decreased use of our products and services or limitation on our ability to export or sell our products and services would likely adversely affect our business, financial condition and results of operations.

We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we face risks associated with changes to these regulations.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, even those without merit, which could harm our business prospects, operating results, and financial condition. We may face inherent risk of exposure to claims in the event that our products do not perform as expected or malfunction. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our quantum computers and business and inhibit or prevent commercialization of other future quantum computers, which would have material adverse effects on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Risks Related to Intellectual Property

Any failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.

Our success depends, in significant part, on our ability to obtain, maintain, enforce and defend our intellectual property rights, including patents and trade secrets. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties.

However, we may not be able to prevent unauthorized use of our intellectual property. Our trade secrets may also be compromised, which could cause us to lose our competitive advantage. Third parties may attempt to copy or otherwise obtain, use or infringe our intellectual property.

Monitoring and detecting unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or take in the future to prevent infringement or misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations, and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio, and third parties may develop competitive offerings in a manner that leaves us with limited means to enforce our intellectual property rights against them.

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

The application and registration of patents involves complex legal and factual questions. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents (including licensed patents) and any future patents that do issue will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our products and services, and this may make it difficult for us to obtain certain patent coverage on our own. Any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our patent applications succeed, it is still uncertain whether these patents (or any of the issued patents exclusively licensed to us) will be contested, circumvented, invalidated, found to be unenforceable or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The intellectual property rights of others could bar us from licensing and exploiting any patents that issue from our pending applications, and the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards, or limit our ability to use certain key technologies in the future, all of which could harm our business.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services or technologies are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation.

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

Cybersecurity risks and the failure to maintain the integrity of data belonging to the Company could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

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

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. In addition, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Computer malware, viruses, hacking, phishing attacks and spamming could harm our business and results of operations.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, computer hacking and phishing attacks against business networks have become more prevalent and may occur on our systems in the future.

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

Our quantum computer products rely on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

We expect to continue to make significant investments to maintain and improve the availability of our cloud- based products and services and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

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

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. While, from time to time, we may license portions of our application and operating system source code to one or more licensees, we take significant measures to protect the secrecy of large portions of our source code. However, if a significant portion of our source code leaks, we might lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.

The market price of our common stock has in the past and may going forward fluctuate widely in response to various factors, some of which are beyond our control, including:

●	actions by competitors;

●	actual or anticipated growth rates relative to our competitors;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission (the “SEC”);

●	economic, legal and regulatory factors unrelated to our performance;

●	any future guidance that we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	speculation by the press or investment community regarding our business;

●	litigation;

●	changes in key personnel; and

●	future sales of our common stock by our officers, directors and significant stockholders.

In addition, the stock markets, including the Nasdaq Stock Market LLC (“Nasdaq”) on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that an active trading market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell your shares of our common stock for a positive return on your investment. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Future sales of shares of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. In addition, if our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock by us in the future, or warrants or options to purchase our common stock, if exercised, would result in dilution to our existing stockholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that stockholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

“Penny stock” rules may make buying or selling our common stock difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our common stock is subject to the SEC’s “penny stock” rules and we expect that trading in our common stock will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the liquidity of, and consequently adversely affect the market price for, our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial minority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. In addition, we have issued notes that are convertible into shares of our common stock in connection with financing transactions and certain employment, director and consultant agreements, which shares of common stock, upon conversion, would also be considered “restricted securities.” As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the company and who has satisfied a one-year holding period. The resale of significant amounts of our common stock under Rule 144 or under any other exemption from the registration requirements of the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, could cause the market price of our shares of common stock to decline significantly.

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

We are in a capital-intensive business and we do not have sufficient funds to finance the growth of our business or the costs of our development projects or to support our projected capital expenditures indefinitely. As a result, we will very likely require additional funds from future equity or debt financings, which may include the issuance of shares of preferred stock, convertible debt, or warrants to purchase shares of common stock, to purchase capital equipment, complete the development of new products and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 250,000,000 shares of common stock. The potential issuance of such additional shares of common stock or of preferred stock or convertible debt may create downward pressure on the market price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of shares of common stock or the sale of a substantial number of shares in the public market, or the perception that such issuances or sales could occur, could adversely affect the prevailing market price of our common stock. A decline in the market price of our common stock could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common stock.

In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, that could affect the value of our existing common stock.

Our executive officers and directors possess significant voting power with respect to our common stock, which will limit your influence on corporate matters.

As of March 28, 2024, our directors and executive officers collectively beneficially own approximately 31.8% of the shares of our common stock including the beneficial ownership of Mr. Liscouski of 3.5% of the shares of our common stock and Dr. Yuping Huang of 25.0% of the shares of our common stock.

As a result, our insiders have the ability to significantly influence our management and affairs through the election and removal of the members of our board of directors (the “Board”) and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the market price of our common stock.

Our articles of incorporation grant the Board the power to issue additional shares of common and preferred shares and to designate other classes of preferred shares, all without stockholder approval.

Our authorized capital consists of 260,000,000 shares of capital stock of which 10,000,000 shares are authorized as preferred stock. The Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 1C. CYBERSECURITY

A robust and consistent approach to cybersecurity is critical to achieving our strategic business objectives and protecting our intellectual property. As an advanced technology company developing quantum photonic products, we face a wide range of cybersecurity threats such as ransomware and denial-of-service attacks that affect most industry sectors, to attacks from highly sophisticated adversaries, including nation state actors, that target dual-use advanced technologies such as quantum computing. Our customers, suppliers and other business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. We are continually evaluating best practices and methods to protect the Company from a wide range of potential threats. Due to the risks that these cybersecurity threats pose to our business, we are investing in cyber defense systems and training programs.

The Board, through the Risk Committee, oversees the Company’s processes for identifying and mitigating risks, including cybersecurity risks. Company management periodically briefs the Board on our cybersecurity and information security policies and plans, and the Board is apprised of cybersecurity incidents deemed to have a moderate or higher business impact. In the event of an incident, the Company has developed an incident response plan, which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.

We continue to evaluate our cybersecurity requirements to address the evolving cybersecurity risks that the Company faces in an increasingly technically capable environment. The Company has implemented policies for its personnel, including awareness programs, travel security programs and other related cybersecurity best practices. The information technology team manages the Company’s cybersecurity policies, including employee training, with the ultimate goal of preventing cybersecurity incidents, if possible, while also maintaining IT system performance and data integrity to minimize the business impact should an incident occur. The Company is coordinating closely with the Board’s Risk Committee to ensure that the Company will implement the appropriate cybersecurity technologies to protect the Company and its intellectual property.

Third parties play an important role in our cybersecurity program. We engage third-party services to conduct evaluations of our security controls, including penetration testing and consulting on best practices. The third-party services include testing both the design and operational effectiveness of security controls.

Although we take cybersecurity risks seriously, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES.

We maintain our current principal office at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030. The Company leases 7,503 square feet of office and laboratory space in a multistory, multi-tenant building in Hoboken, NJ under a five-year lease. Additionally, the Company has a fully executed lease for 9,261 square feet of office, laboratory and clean room space in a multi-tenant building in Tempe, AZ for 51-months, which will commence upon substantial completion of tenant improvements. The Company also has multiple leases or membership agreements in multi-tenant facilities that provides 24/7 furnished co-working space, conference room space, and other services on an as-needed basis, including approximately 350 square feet under a month-to-month lease in Leesburg, VA, approximately 300 square feet under a short-term agreement in Arlington, VA, and approximately 450 square feet under an annual operating lease in Minneapolis, MN.

ITEM 3. LEGAL PROCEEDINGS.

Except as listed below, there is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or our subsidiaries, threatened against or affecting the Company, our common stock, our subsidiaries, or the Company’s or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on the Company.

BV Advisory Partners, LLC (“BV Advisory”) was purportedly a shareholder of QPhoton, the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). On October 13, 2022, BV Advisory filed a petition in the Court of Chancery of the State of Delaware seeking appraisal rights on the shares of common stock of QPhoton it allegedly owns (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The parties are currently engaged in discovery and the Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

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

On June 16, 2022, the effective date of our acquisition of QPhoton, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,684.24, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. BV subsequently filed suit against the Company disputing the calculation of the payment amount and asserting other claims.

On August 16, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants (the “Lawsuit”). BV Advisory is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, as well as monetary damages for alleged breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC (“BGH”), Inference Ventures, LLC (“Inference Ventures”) and QPhoton. BV Advisory and its affiliates claim that pursuant to the letter of intent they had the right to acquire additional shares in QPhoton by investing $2.5 million in QPhoton. BV Advisory claims QPhoton refused to allow BV Advisory to purchase the equity.  However, BV Advisory never made the additional investment in QPhoton. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. Moreover, the Company believes that numerous alleged facts and characterizations set forth in BV Advisory’s complaint are false, misleading and intentionally designed to damage the Company’s reputation, and the Company categorically rejects those alleged facts and characterizations. The Company further believes that Mr. Barksdale misrepresented his role with QPhoton and his authority to negotiate on behalf of QPhoton in order to arrogate to BV Advisory and related parties a larger share of the QPhoton merger consideration. The Company has filed a motion to dismiss the Lawsuit, and that motion to dismiss is currently under consideration by the court.

On December 30, 2022 the Company, QPhoton and Robert Liscouski (the “Quantum Plaintiffs”) filed suit in the Superior Court of New Jersey (the “NJ Court”) against Keith Barksdale, Michael Kotlarz, BV Advisory, BGH, Power Analytics Global Corporation (“PAG”), and Inference Ventures (and together with Barksdale, Kotlarz, BV Advisory, BGH, and PAG the “BV Defendants”), alleging fraud, aiding and abetting fraud, defamation, and conspiracy to defraud, seeking monetary and injunctive relief. The Company claims that the BV Defendants have made numerous public statements defaming the Company and its management in furtherance of a plan to manipulate the trading prices of the Company’s common stock, and that the BV Defendants misrepresented their ownership in QPhoton and conspired to acquire additional shares of QPhoton at the Company’s expense. The BV Defendants filed a motion to dismiss the complaint on March 24, 2023, and on June 5, 2023, the NJ Court largely denied the BV Defendants’ motion.  On January 31, 2024, the BV Defendants filed a motion for reconsideration of their motion to dismiss. On March 7, 2024, the NJ Court issued an order, granting the BV Defendant’s motion dismissing the Company’s case on procedural grounds because, according to the NJ Court, the Company can assert its claims. The Company has 45 days in which to file an appeal and is evaluating whether it should file the claims in Delaware or appeal the NJ Court’s ruling. The Company does not have sufficient information at this time to assess the potential impact of the action against the BV Defendants.

On July 27, 2023, BV Advisory and its managing member, Keith Barksdale, as alleged stockholders of and claimants against the Company, filed a petition in the Court of Chancery of the State of Delaware to appoint a receiver for the Company based on allegations that the Company is insolvent due to purported poor corporate governance and cash management. The petition also objects to the Company’s approach to raising capital. In a related motion, the petitioners also sought expedited treatment of the petition on July 28, 2023, alleging that they face a threat of irreparable harm. The Company strongly disagrees with the allegations in the petition and plans to vigorously defend ourselves against these claims. On August 23, 2023, the Company filed a motion to dismiss the petition and on September 13, 2023, it submitted a brief in opposition to the motion to expedite. The Company intends to vigorously defend itself against the allegations in the petition. The Company’s motion to dismiss and BV Advisory’s motion for expedited treatment were argued before the Court on October 11, 2023. The Court denied BV Advisory’s motion to expedite and took the Company’s motion to dismiss under advisement.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “QUBT” and commenced trading on July 15, 2021.

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 250,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of blank check preferred, of which 1,550,000 shares are designated as Series A Convertible Preferred Stock and 3,079,864 shares are designated as Series B Preferred Stock. As of March 28, 2024, 91,357,640 shares of common stock were issued and outstanding, 1,407,221 shares of Series A Convertible Preferred stock were issued and outstanding and no shares of Series B Preferred Stock are issued and outstanding.

Holders of Common Equity

As of March 28, 2024, there were approximately 263 stockholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividend Information

We have not paid any cash dividends to our holders of common stock. The declaration of any future cash dividends is at the discretion of the Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic condition, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2023, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K,

When we say “we,” “us,” “our,” “Company,” or “QCi,” we mean Quantum Computing Inc.

Overview

QCi is a development stage company with limited operations and revenue.  The Company is developing quantum machines for high-performance computing applications based on proprietary photonics technology. QCi’s products are designed to operate at room temperature and low power at an affordable cost in the areas of high-performance computing, sensing and imaging, and quantum cybersecurity. The Company has generated some revenue based on sales of products and related services to date and is expanding its sales and marketing efforts. The Company’s development team includes optical engineers, mathematicians, physicists, and software developers.

Results of Operations

Years Ended December 31, 2023 vs. December 31, 2022

Revenues

	For the Twelve Months Ended December 31, 2023		For the Twelve Months Ended December 31, 2022
(In thousands)	Amount	Mix	Amount	Mix	Change
Products	4,500	1%	0	0%	0%

Services	353,547	99%	135,648	100%		%
Total	$358,047	100%	$135,648	100.0%		%

Revenues for the year ended December 31, 2023 were $358,047 compared to $135,648 for the year ended December 31, 2022, an increase of $222,399, or 164%. Revenue was derived from sales of hardware products and professional services in 2023, and solely from professional services in 2022, in each case provided to multiple commercial and government customers under multi-month contracts; the year-over-year change was riven by increases in short-term contractual service revenue. In 2023, QCi continued to execute its business strategy to provide quantum-ready solutions for solving real-world problems.  While we have made significant progress toward this overarching objective, the generation of revenue from customers has been slow to develop, in part due to the fact that quantum computing is a cutting-edge technology for most potential customers, who are therefore proceeding cautiously with small, exploratory contracts to better understand its applicability to their requirements. Accordingly, the Company has focused on providing professional services to introduce customers to quantum-based solutions to their operating needs, and on customer education and building customer awareness as a means to generating sales. The Company has completed its discovery and research phase and is now transitioning towards commercialization. We have developed and released multiple products and are now in the process of marketing them. We expect revenues to increase meaningfully in 2024 as we continue to emphasize our hardware capability.

Cost of Revenues

Cost of revenues, which consists of labor consumed to fulfill our obligations under contractual service agreements as well as the component parts of finished goods sold, was $195,640 for the year ended December 31, 2023 compared to $60,934 for the prior year, an increase of $134,706, or 221%. Cost of revenues for each of the years ending December 31, 2023 and 2022 consists primarily of salary expense. The increase for 2023 was predominantly driven by the execution of new government service contracts. Cost of revenue for these services was contractually structured and limited to the direct salaries and actual hours worked to fulfill the work orders. Rates for these services remained materially unchanged year over year, with contract volume being the driver of growth.

Gross Margin

Gross margin for the year ended December 31, 2023 was $162,407 compared to $74,714 for the prior year, an increase of $87,693, or 117%. On a percentage basis, gross margin was 45%, a decrease of 10% year-over-year. The change was nearly entirely the result of the shift to contractual service revenue where the cost of goods sold was defined under the terms of our general professional services obligation. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in large swings in gross margin between reporting periods.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $27,383,684 compared to $36,654,056 for the year ended December 31, 2022, a decrease of $9,270,372 or 25%. The decrease in operating expenses was almost entirely driven by a $9,038,701 decrease in stock-based compensation expenses, which was driven mainly by higher value stock option awards in 2022 compared to 2023. Decreases of $1,399,208 in selling, general and administrative expenses, primarily as a result of $574,428 through stream-lining of marketing activities and sales roles, and $704,975 in professional services, primarily as a result of non-recurring legal expenses during 2022 related to the QPhoton Merger, also contributed to the decrease in operating expenses during 2023 compared to the prior year. These decreases were partially offset by an increase in research and development spending year-over-year of $1,885,909 driven by increased salary expenses as the Company expanded its capability to deliver commercialized hardware products.

Net Loss

Our net loss for the year ended December 31, 2023 was $29,730,672 compared to a net loss of $38,593,700 for the prior year, a decrease of $8,863,029 or 23%. The decrease in net loss is primarily due to the decrease in operating expenses, noted above, partially offset by $513,709 net increase in financing costs driven by amortization of the $750,000 original issue discount included in the principal balance of the unsecured promissory note (the “Streeterville Unsecured Note”) that we issued to Streeterville Capital, LLC in the initial principal amount of $8,250,000 in September 2022, which bears interest at 10% per annum.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. To date, since February 2018, the Company has raised $57,424,924 through private placements of equity and $12,633,000 through private placements of Convertible Promissory Notes and other debt for a total of $70,057,924 through December 31, 2023. The Company has no lines of credit, and $2,496,480 in short-term debt obligations outstanding. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. As of December 31, 2023, the Company had cash and cash equivalents of $2,059,285.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and non-linear quantum optical chips and fund business operations. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our cash needs through public and/or private equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, banking collapses, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.

The following table summarizes total current assets, liabilities and working capital at December 31, 2023, compared to December 31, 2022:

	December 31, 2023	December 31, 2022	Increase/ (Decrease)
Current Assets	$3,181,748	$5,728,536	$(2,546,788)
Current Liabilities	$4,619,637	$5,319,245	$(699,608)
Working Capital (Deficit)	$(1,437,889)	$409,291	$(1,847,180)

At December 31, 2023, we had a working capital deficit of $2,546,788 as compared to working capital of $409,29 at December 31, 2022, a decrease of $1,847,180. The decrease in working capital is primarily attributable to the use of cash to pay for operating expenses and capital investments in property and equipment, satisfaction of accrued expense liabilities and the Streeterville Unsecured Note becoming a current portion of long-term debt payable.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of twelve months from the date of the issuance of these financial statements.

Cash Flows

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $19,940,521 and $17,240,117, respectively, in each case primarily as a result of our net loss in each year offset by noncash adjustments for stock-based compensation, depreciation of property, plant and equipment and amortization of intangibles.

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $2,617,990 and $2,225,758, respectively. Cash used in investing activities during the year ended December 31, 2023 was attributable to acquisition of laboratory and production equipment for $2,117,990 and our $500,000 loan to millionways, Inc (“millionways”). in June 2023. On June 6, 2023, the Company entered into a Note Purchase Agreement with millionways pursuant to which the Company agreed to purchase from millionways up to three unsecured promissory in an aggregate principal amount of up to $2,000,000, subject to the terms and conditions thereof. On June 6, 2023, the Company purchased the notes from millionways and loaned it an aggregate principal amount of $500,000. This followed the Company’s entry into a Summary of Proposed Terms with millionways on May 16, 2023, to provide bridge loans to millionways and enter into due diligence to acquire up to 100% of the AI firm.

Net cash provided by financing activities for the year ended December 31, 2023 was $19,309,330 compared to $8,035,684 during the year ended December 31, 2022. Cash provided by financing activities during the year ended December 31, 2023 was attributable to $25,496,364 received from the sale of shares of our common stock through our At-The-Market (ATM) facility, managed by Ascendiant Capital Markets, LLC (net the 3% fee paid to Ascendiant Capital Markets, LLC), partially offset by repayments of $6,187,034 on the Streeterville Unsecured Note. During the year ended December 31, 2022, cash provided by financing activities was primarily attributable to the funds we received from the issuance of the Streeterville Unsecured Note.

The Company has funded our operations primarily through the sale of our equity (or equity linked) and debt securities. As of March 28, 2024, we had cash on hand of approximately $6,554,651. We have approximately $74,977 in monthly lease and other mandatory payments, not including payroll, employee benefits and ordinary expenses which are due monthly.

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

Fair Value of Options and Derivatives

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

To the extent that any of these assumptions is not correct, that could result in the overpricing or underpricing of the stock options involved. The assumption that the risk-free rate (the Company uses the one-year U.S. Treasury Bill rate as a proxy for the risk-free rate) can vary over time, and if the T-Bill rate varies substantially over the life of the stock option that could affect the pricing. Similarly, the volatility of the Company’s common stock, also known as the Beta, has moved within a limited range over the past year, but the volatility of any security can change over time, which would affect the option pricing calculation. Another critical estimate relating to option pricing is the default rate, which means the estimate of granted options that will either expire unexercised, or be forfeited, over the life of the stock options. If the Company’s estimate of the default rate turns out to be substantially different from the actual, experienced default rate, that could result in over- or under-estimating the total option expense.

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

Fair Market Value and Useful Life of Intangible Assets

Another area of critical accounting estimates involves determining the fair market value and useful life of the intangible assets acquired by the Company through the merger with QPhoton. In the absence of market pricing for the intangible assets, the Company relied on independent third-party appraisal experts and comparison with similar transactions to arrive at estimates of value as well as useful life. The Company will perform periodic assessments of the intangible assets for impairment, but if any of the initial estimates are incorrect, that could result in a calculation of amortization expense that is too high or too low.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-23 which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Specifically, the Company does not have sufficient accounting staff to enable proper segregation of duties.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives;

(ii)	inadequate controls related to revenue recognition;

(iii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; and

(iv)	inadequate information technology general controls specifically related to security, segregation of duties, user access, restricted access and change management.

Management’s Plan to Remediate the Material Weakness

The Company has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Company has formally documented its procedures for many of the significant accounting and financial reporting processes, in addition to identifying and remediating design deficiencies in its processes. The other remediation actions planned include:

(i)	implementation of controls to ensure revenue is recognized upon shipment;

(ii)	further documentation and implementation of control procedures and the implementation of control monitoring; and

(iii)	identify and remedy gaps in our information technology general controls specifically related to the areas of security, segregation of duties, user access, restricted access and change management.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit a Smaller Reporting Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that materially affected our internal control over financial reporting as of that date.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one-year terms. Our executive officers are appointed by and serve at the pleasure of the Board.

Name	Current Age	Position
Dr. William J. McGann (1)	66	Chief Executive Officer and President (Principal Executive Officer)
Christopher Boehmler	45	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Robert Liscouski (2)	69	Chairman of the Board of Directors
Dr. Yuping Huang	44	Chief Quantum Officer and Director
Dr. Carl Weimer	62	Director
Robert Fagenson	75	Director
Michael Turmelle	64	Director

(1)	Dr. McGann was appointed Chief Executive Officer effective February 1, 2024.
(2)	Mr. Liscouski was terminated as Chief Executive Officer January 31, 2024.

Dr. William J. McGann, Chief Executive Officer and President

Dr. McGann, age 66, is the Company’s Chief Executive Officer. He was appointed to this role effective February 1, 2024, having previously served as the Company’s Chief Technology Officer and Chief Operations Officer since January 2022 and as a Director of the Company from September 2021 to December 2021. Prior to joining Quantum Computing, Dr. McGann was the Chief Technology Officer for the Security, Detection and Automation business at Leidos Holdings, Inc., a provider of technical services, primarily to the U.S. government, from May 2019 to January 2022. Dr. McGann has a strong, directed passion for transforming credible science into practical technology solutions in solving some of the world’s greatest challenges. Prior to joining Leidos, Dr. McGann held numerous business and technology leadership positions and roles including (a) Founder of the first explosives trace detection company, Ion Track Instruments, (b) Chief Technology Officer for GE Security, (c) VP of Engineering for United Technologies Fire and Security business, (d) CEO and board member of Implant Sciences Corp., and (e) Chief Technology Officer at L3Harris Aviation Security and Detection business. Dr. McGann holds a Ph.D. in Chemical Physics from the University of Connecticut and undergraduate degrees in Chemistry and Biology.

Christopher Boehmler, Chief Financial Officer

Mr. Chris Boehmler, age 45, has served as the Company’s Chief Financial Officer since July 1, 2023. Mr. Boehmler joined the Company as Controller in March 2022. He combines over 15 years of experience in public and private corporate finance in senior management positions for technology-driven and financial institutions, primarily at Bridgewater Associates, LP and Intelsat. During this time, he also led the finance functions for two start-ups where he was instrumental in raising private equity and performing due diligence on acquisition targets. His financial expertise spans capital markets, planning & analysis, accounting operations, management and regulatory reporting, financial systems integrations, and Sarbanes Oxley Act financial risks & controls. He started his career working in the investment banking division of Credit Suisse First Boston, followed by strategic management consulting for Booz Allen Hamilton. Mr. Boehmler has an undergraduate degree in Economics with a minor in Germanic Studies from the University of Chicago.

Robert Liscouski, Chairman of the Board

Mr. Liscouski, age 69, is the Chairman of the Board; he has served in this position since February 2018. From March 2018 through January 2024 Mr. Liscouski served as the Company’s Chief Executive Officer and President. Prior to that Mr. Liscouski served as Chairman and Founder of Convergent Risk Group LLC, an enterprise security risk management firm specializing in the convergence of physical and cyber risk, from January 2011 through May 2019 and as President of Implant Sciences Corp., a public company that became a leader in the explosive trace detection industry culminating in the sale of the technology to L3 Communications in January 2017. Mr. Liscouski is a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

Mr. Liscouski is a recognized security industry leader in assessing, mitigating and managing physical and cybersecurity risk in private sector enterprises and state and federal government agencies. Mr. Liscouski has extensive experience in leading innovative start up and turn around companies as well as building programs for large government organizations and is recognized as a leader in identifying emerging security technologies. He serves as a “Trusted Advisor” to senior officials within government and private sector, providing guidance in areas such as physical and cyber security, crisis management, organizational development and strategic planning. Mr. Liscouski’s career has spanned local law enforcement, senior government and private sector positions from operations to senior leadership and Boards of Directors. He served as a senior advisor to the intelligence community and was appointed by President George W. Bush as the first Assistant Secretary for Infrastructure Protection at the Department of Homeland Security. Mr. Liscouski is a founder and Chairman of the Board of the National Child Protection Task Force, a 501(c)(3) charitable organization, and served on the Board of Clean Coal Technologies Inc. (CCTC) from 2019 until December 2020. He received his Bachelor of Science degree in Criminal Justice from John Jay College and his MPA in Public Administration from the Kennedy School of Government, Harvard University. Mr. Liscouski’s expertise in cybersecurity and technology innovation, as well as his leadership experience in senior government positions and public and private businesses qualifies him to serve as a member of the Board and chairman of the risk committee.

Dr. Yuping Huang, Chief Quantum Officer and Director

Dr. Yuping Huang, age 44, is the Company’s Chief Quantum Officer and a Director, and has held these positions since June 14, 2022. Dr. Huang has over 20 years of experience in commercial and academic settings, with pioneering research in a wide spectrum of quantum physics, optics, and technology.  Prior to joining the Company, Dr. Yuping founded QPhoton, where he served as Chief Executive Officer from 2020 until its acquisition by the Company in 2022.  QPhoton was a development stage company commercializing quantum photonic technology and devices to provide innovative and practical quantum solutions for critical challenges facing big data, cyber, remote sensing, and healthcare industries. Dr. Huang worked as a postdoctoral fellow, a research faculty member, and principal investigator at Northwestern University from 2009-2014. In 2014 he joined the faculty of Stevens Institute of Technology, where he continues to serve.  Dr. Huang is the founding director of the Center for Quantum Science and Engineering and Gallagher Associate Professor of Physics at Stevens Institute of Technology.  He received a Bachelor of Science in modern physics from the University of Science and Technology of China in 2004 and a PhD in quantum AMO physics in 2009 from Michigan State University. Dr. Huang’s expertise in quantum physics and optics and leadership experience in quantum research qualifies him to serve as a member of the Board.

Dr. Carl Weimer, Director

Dr. Weimer, age 62, has been a director of the Company since January 14, 2023. Dr. Weimer combines over 25 years of experience in the aerospace industry. Previously, he had been involved in two companies in the aerospace industry, holding positions including Team Leader, Principal Investigator and Chief Technologist. From 1994 through 2000, Dr. Weimer was a Team Leader for Ophir Corporation, an aerospace optics company. From 2000 to 2018, he was a Team Leader for Ball Aerospace & Technologies Corp., a spacecraft company, and in 2008 he was awarded a NASA Distinguished Public Service medal. From 2018 to present, Dr. Weimer has been the Chief Technologist for the Ball Aerospace Civil Business Unit. In addition, from 2008 to present, Dr. Weimer has been the Principal Investigator for the NASA Earth Science Technology Office, and he holds seven U.S. patents in optical systems. Dr. Weimer received a Bachelor of Science degree from Harvey Mudd College (1984) and a Master of Science (1987) and a PhD (1992) from Colorado State University, all in experimental Physics. Dr. Weimer’s expertise in advanced optics and leadership experience in the aerospace industry qualifies him to serve as a member of the Board.

Robert Fagenson, Director

Mr. Fagenson, age 75, has been a director of the Company since February 2021. Mr. Fagenson has served as a member of the board of directors of National Holdings Corporation (“NHC”), a broker-dealer, since March 2012. He has served as vice chairman of the board of directors of NHC since September 2016. Mr. Fagenson previously served as co-chief executive officer of NHC from January 3, 2017 to January 31, 2017, as chief executive officer and chairman of the board of directors of NHC from December 2014 to September 2016, and as executive vice-chairman of the board of directors of NHC from July 2012 to December 2014. Mr. Fagenson has been a branch owner at National Securities Corp, an operating company of NHC, since 2012, and president of Fagenson & Co., Inc., a family investment company, since 1982. Mr. Fagenson spent the majority of his career at the New York Stock Exchange (“NYSE”), where he was managing partner of one of the exchange’s largest specialist firms. While at the NYSE, Mr. Fagenson served as a governor on the trading floor and was elected to the NYSE board of directors in 1993, where he served for six years, eventually becoming vice chairman of the NYSE board of directors from 1998 to 1999 and 2003 to 2004. Mr. Fagenson has served as director of the New York City Police Museum since 2005 and as director of the Federal Law Enforcement Officers Association Foundation since 2009. He has also served on the board of directors of Sigma Alpha Mu Foundation since 2011 and on the board of directors of New York Edge since 2015. In addition, Mr. Fagenson served as the non-executive chairman of Document Security Systems, Inc. from 2012 to 2018 (NYSEMKT: DSS). He is currently a member of the alumni boards of the Whitman School of Business at Syracuse University. Mr. Fagenson received his B.S. in Transportation Sciences & Finance from Syracuse University in 1970. Mr. Fagenson’s experience in the financial services industry and in senior leadership positions qualifies him to serve as a member of the board and as chairman of the audit committee.

Michael Turmelle, Director

Mr. Turmelle, age 64, has been a director of the Company since January 2022. Mr. Turmelle has served on the board of directors of Ideal Power Inc. since December 2017, and as chairman of the Ideal Power board since 2021. From January 2018 through January 2024, Mr. Turmelle served as the Managing Director of Hayward Tyler, a United Kingdom private equity-backed manufacturer and service provider of pumps and motors, which he joined in February 2015. Mr. Turmelle also served on the boards of Hayward Tyler and Energy Steel (a Hayward Tyler subsidiary) from 2017 until January 2024. Hayward Tyler designs, manufactures and services performance-critical electric motors and pumps to meet the most demanding of applications for the global energy industry, as both an original equipment manufacturer supplier and trusted partner. Previously, Mr. Turmelle ran his own consulting company working with start-ups and turn-arounds in the areas of renewable energy, medical and other advanced technologies. Mr. Turmelle has served on numerous Board of Directors including the Board of Directors of Implant Sciences Corp., an explosive and narcotic trace detection company, where he served as Chairman of the Board from 2015 to 2017. Mr. Turmelle was Chief Financial Officer and Chief Operating Officer and a member of the Board of Directors of SatCon Technology Corp, a maker of energy management systems, from 1992 to 2005. Mr. Turmelle was also on the Board of Directors of Beacon Power, a SatCon spin-off company dealing in flywheel energy storage, from 1996 to 2000. Mr. Turmelle has a BA in Economics from Amherst College and is a graduate of General Electric’s Financial Management Program. Mr. Turmelle’s experience as a public company director and executive as well as extensive experience in finance, business operations and technology, qualifies him to serve as a member of the Board and as chairman of the compensation committee.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2023, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2023, except (i) as previously disclosed by the Company, (ii) Robert Liscouski filed a Form 4 on July 7, 2023, which was delinquent, in connection with his sale of common stock, the earliest of which occurred on November 25, 2022.

Code of Ethics

The Company currently maintains a code of ethics that applies to all directors, officers, and employees. A copy of our code of ethics can be found on our website at www.quantumcomputinginc.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Board Composition and Director Independence

The Board consists of seven members, including two vacant Board seats. The directors will serve until our next annual meeting of stockholders and until their successors are duly elected and qualified. The Company defines “independent director” as that term is defined in Rule 5605(a)(2) of the Nasdaq listing standards.

In making the determination of whether a member of the board is independent, the Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, the Board affirmatively determined that Robert Fagenson, Michael Turmelle and Carl Weimer are qualified as independent and that they have no material relationship with us that might interfere with his exercise of independent judgment.

Board Committees; Audit Committee Financial Expert; Stockholder Nominations

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee has its own charter, which is available on our website at www.quantumcomputing.com. Each of the Board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by the Board.

Robert Fagenson, Carl Weimer and Michael Turmelle are our independent directors.

The members of each committee are, as follows:

Audit Committee: Robert Fagenson, Michael Turmelle and Carl Weimer, with Mr. Fagenson serving as the Chairman. The Board has determined the Mr. Fagenson is currently qualified as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Mr. Fagenson satisfies the heightened standards for an independent director for audit committee purposes under Nasdaq’s listing rules.

Compensation Committee: Robert Fagenson and Michael Turmelle. Mr. Turmelle serves as Compensation Committee Chairman.

Nominating and Corporate Governance Committee: Robert Fagenson and Michael Turmelle. Mr. Turmelle serves as the interim Chairman of the Nominating and Corporate Governance Committee.

Involvement in Certain Legal Proceedings.

Our Chief Executive Officer, Dr. William McGann, was the Chief Executive Officer of Implant Sciences Corporation, which filed a petition for bankruptcy on October 11, 2016 in the Delaware Bankruptcy Court.

Our Board Chairman, Mr. Robert Liscouski, was President of Implant Sciences Corporation, which filed a petition for bankruptcy on October 11, 2016 in the Delaware Bankruptcy Court.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2023 and 2022.

2023 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Chris Boehmler (2)	2023	260,246	5,000	69,738	276,000	0	610,984
Chief Financial Officer (PFO)	2022	168,547	250	0	254,338	0	423,134
		—	—	—	—	—	—
William J. McGann (1)	2023	403,074	0	191,278	0	0	594,352
Chief Executive Officer and President (PEO)	2022	403,768	250	0	3,654,000	0	4,058,018
		—	—	—	—	—	—
Robert Liscouski (3)	2023	403,130	0	0	138,000	0	541,130
Chairman	2022	402,839	180,000	0	4,510,500	0	5,093,339
		—	—	—	—	—	—

(1)	Mr. Boehmler was appointed Chief Financial Officer of the Company on July 1, 2023.
(2)	Dr. McGann was appointed Chief Executive Officer and President effective February 1, 2024; prior to that time, he served as the Company’s Chief Operating Officer and Chief Technology Officer.
(3)	Mr. Liscouski was terminated as Chief Executive Officer and President effective January 31. 2024.

Employment Agreements and Change-in-Control Provisions

Executive Employment Agreements

Dr. McGann Employment Agreement

We entered into an employment agreement with Dr. William J. McGann, our Chief Executive Officer, on January 2, 2022. Dr. McGann’s employment agreement is for a term of three years unless terminated earlier pursuant to its terms. Dr. McGann’s employment agreement provides for an annual base salary of $400,000, subject to annual review and adjustment as determined by the Board or its compensation committee. Dr. McGann is also eligible to earn an annual cash bonus in an amount of up to 37.5% of his base salary, subject to achieving certain performance milestones established and approved by the Board. Pursuant to the agreement, Dr. McGann was granted options to purchase up to 535,000 shares of the Company’s common stock, with one-third of the options vesting immediately upon grant and one-third vesting upon each of the first and second anniversary of the date of grant.

Pursuant to the terms of his employment agreement, the Company may terminate Dr. McGann’s employment with or without Cause, as defined in the agreement, and Dr. McGann may terminate his employment with or without Good Reason, as defined in the agreement, upon written notice to the Company as set forth in the agreement. Upon termination of Dr. McGann’s employment by the Company without Cause or by Dr. McGann for Good Reason, the Company shall continue to pay Dr. McGann his then current monthly base salary for 12 months from the date of termination. The Company must also continue Dr. McGann’s coverage under and its contributions to his health care, dental, and life insurance benefits for six months, unless he is or becomes covered by an equivalent benefit, and pay him a pro rata portion of any bonus he has earned prior to his termination. In addition, if the Company terminates Dr. McGann’s employment without Cause or he terminates his employment for Good Reason within 12 months after a Change of Control, as define in the agreement, or an acquisition, then the Company must pay to Dr. McGann an additional sum equal to 12 months of his base salary.

As a full-time employee of the Company, Dr. McGann is eligible to participate in all of the Company’s bonus and benefit programs.

Mr. Boehmler Employment Agreement

We entered into an employment agreement with Mr. Christopher Boehmler, our Chief Financial Officer, dated as of June 26, 2023, pursuant to which Mr. Boehmler serves as our Chief Financial Officer. The agreement provides for an indefinite term, that Mr. Boehmler’s employment is at-will, and that either the Company or Mr. Boehmler can terminate his employment for any reason. Mr. Boehmler’s employment agreement provides for an annual base salary of $300,000 per year, subject to annual review and adjustment as determined by the Board or its compensation committee. Under his employment agreement, Mr. Boehmler is also eligible for an annual incentive bonus in the amount of up to 50% of his base salary, subject to Mr. Boehmler achieving certain performance milestones established by the Board or its compensation committee, and, subject to Board approval, an annual grant of options to purchase 125,000 shares of our common stock at an exercise price equal to 110% of the grant date fair market value, one-third of which shall vest on the grant date and the remainder becoming exercisable in equal monthly installments over the following three years. Pursuant to the agreement, Mr. Boehmler was issued options to purchase 300,000 shares of the Company’s common stock in 2023, 100,000 of which vested on the grant date and 100,000 of which shall vest on each of the 12- and 24-month anniversary of the grant date.

If the Company terminates Mr. Boehmler’s employment without Cause, as defined in the agreement, or Mr. Boehmler terminates his employment for Good Reason, as defined in the agreement, with 90 days prior notice to the Company and subject to his execution of a release in favor of the Company, the Company shall pay Mr. Boehmler an amount equal to his then current monthly base salary for 12 months from the date of termination. The Company must also, subject to his timely election of continuation coverage under COBRA, continue payment or reimbursement of 100% of Mr. Boehmler’s premiums for such health insurance coverage for six months following his termination or until he becomes covered by an equivalent benefit, and pay him a pro rata portion of any bonus he has earned prior to his termination. In addition, if the Company terminates Mr. Boehmler’s employment without Cause or he terminates his employment for Good Reason within 12 months after a Change of Control, as define in the agreement, then the Company must pay to Mr. Boehmler an additional sum equal to 12 months of his base salary.

As a full-time employee of the Company, Mr. Boehmler is eligible to participate in all of the Company’s benefit programs.

Mr. Liscouski Employment Agreement

The Company and Mr. Robert Liscouski were parties to an amended and restated employment agreement dated as of April 26, 2021, pursuant to which Mr. Liscouski served as our Chief Executive Officer during the fiscal years ended December 31, 2022 and 2023 (the “Liscouski Employment Agreement”). The Liscouski Employment Agreement provided for an initial term of three years and would be automatically renewed for consecutive one-year terms at the end of the initial term unless terminated or either party provided notice of non-renewal to the other. The agreement provided that Mr. Liscouski would receive an annual base salary of $400,000, subject to review and increases (but not decreases) by the Board or its compensation committee and be eligible to earn a performance bonus of up to 50% of his base salary subject to his achieving certain performance milestones established by the Board. The agreement also provided that, beginning on the first anniversary thereof, Mr. Liscouski would receive an annual grant of options to purchase 150,000 shares of our common stock at an exercise price equal to 110% of the grant date fair market value, with one-third vesting on the date of grant and the remainder vesting in equal monthly installments thereafter. Pursuant to the Liscouski Employment Agreement, Mr. Liscouski also received (i) options to purchase 250,000 shares of common stock of the Company upon execution of the agreement and (ii) 250,000 options to purchase shares of common stock of the Company upon the Company’s listing on Nasdaq.

In connection with the termination of Mr. Liscouski employment as our Chief Executive Officer on January 31 2024, the Company and Mr. Liscouski entered into a Separation Agreement and General Release. Pursuant to the separation agreement, the Company agreed to pay Mr. Liscouski $400,000, representing 12 months of his base salary, on the Company’s regular payroll dates for 12 months following his termination, to grant him 168,000 shares of Company common stock, and, subject to his timely election of continuation coverage under COBRA, to continue to pay or reimburse 100% of his premiums for such health insurance coverage for 12 months following his termination or until he becomes covered by an equivalent benefit. The separation agreement also provides that Mr. Liscouski’s unvested options and restricted stock grants vested as of his termination date.

We also entered into an agreement with Mr. Liscouski, effective as of February 1, 2024, which provides that the Company will pay him a monthly fee of $12,500 for his service as a Director of the Company (including as Chairman of the Board). Such monthly fee will be in lieu of the standard compensation we pay to our directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2023:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Chris Boehmler (1)	30,417	60,833	2.56	March 28, 2027	29,550	26,891
Chris Boehmler	2,917	5,833	2.37	October 12, 2027
Chris Boehmler	100,000	200,000	1.18	December 27, 2028
William J. McGann (2)	356,666	178,334	2.40	January 24, 2027	81,050	73,756
William J. McGann	1,000,000	0	2.37	October 17, 2027
Robert Liscouski (3)	75,000	0	1.00	May 22 2025	0	0
Robert Liscouski	250,000	0	6.85	April 26, 2026
Robert Liscouski	166,676	83,334	2.40	January 24, 2027
Robert Liscouski	1,605,560	44,440	2.37	October 17, 2027
Robert Liscouski	72,244	77,776	1.44	December 27, 2028

(1)	Mr. Boehmler’s stock options expiring March 28, 2027 and October 12, 2027 vest as follows: (i) 33,334 options vested on March 28, 2023, (ii) 33,334 options vest on March 28, 2024, and (iii) 33,332 options vest on March 28, 2025. Mr. Boehmler’s stock options expiring on December 27, 2028 vest as follows: (i) 100,000 options vested on July 1, 2023, (ii) 100,000 options vested on July 1, 2024, and (iii) 100,000 options vest on July 1, 2025. Mr. Boehmler’s 29,550 shares of stock vest on December 31, 2024.

(2)	Dr. McGann’s stock options expiring January 24, 2027 vest as follows: (i) 178,333 options vested on January 24, 2022, (ii) 178,333 options vested on January 24, 2023, and (iii) 178,334 options vest on January 24, 2024. Dr. McGann’s stock options expiring on October 17, 2022 vested as follows: (i) 750,000 options vested on October 17, 2022, and (ii) 250,000 options vested on December 31, 2022. Dr. McGann’s 81,050 shares of stock vest on December 31, 2024.

(3)	Mr. Liscouski’s stock options expiring May 22, 2025 vested as follows: (i) 25,000 options vested on April 8, 2021, (ii) 25,000 options vested on April 8, 2022, and (iii) 25,000 options vested on April 8, 2023. Mr. Liscouski’s stock options expiring April 26, 2026 vested on April 26, 2021. Mr. Liscouski’s stock options expiring January 27, 2022 vest as follows: (i) 83,333 options vested on July 15, 2022, (ii) 83,333 options vested on July 15, 2023, and (iii) 83,334 options vest on July 15, 2024. Mr. Liscouski’s stock options expiring October 17, 2027 vest as follows: (i) 1,053,890 options vested on October 17, 2022, (ii) 508,334 options vested in equal monthly increments in 2023 and (iii) the remainder vest in equal monthly increments of 2,778 shares through April 1, 2025, with the final month vesting 2,770 shares. Mr. Liscouski’s stock options expiring December 27, 2028 vest as follows: (i) 72,224 vested as of December 31, 2023 and (ii) the remainder vest in equal monthly increments of 2,778 shares through April 1, 2026, with the final month vesting 2,770 shares.

Director Compensation

Except as provided below, the Company’s independent directors each received compensation of $9,000 per quarter for their services as directors, plus an additional $4,000 per quarter if they also served as a committee Chair, in fiscal year 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 28, 2024 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each named executive officer as included in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 91,357,640 shares of our common stock issued and outstanding as of March 28, 2024. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2024, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the stockholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
William J. McGann, Chief Executive Officer (1)	3,232,100	3.29%
Chris Boehmler, Chief Financial Officer (2)	226,978	0.23
Robert Liscouski, Chairman (3)	3,250,173	3.31
Robert Fagenson (4)	650,000	0.66
Michael Turmelle (5)	450,000	0.46
Dr. Yuping Huang (6)	24,336,906	24.76
Dr. Carl Weimer (7)	100,000	0.10
All directors and officers as a group (8 persons)	32,246,157	32.81
5% or greater shareholders (none)	0	0

Total	32,246,157	32.81

(1)	Consists of 162,100 shares of common stock owned currently and 3,070,000 shares of common stock underlying vested options to purchase shares of common stock.
(2)	Consists of 60,310 shares of common stock owned currently and 166,668 shares of common stock underlying vested options to purchase shares of common stock
(3)	Consists of 1,064,055 shares of common stock owned currently and 2,186,118 shares of common stock underlying vested options to purchase shares of common stock.
(4)	Consists of 100,000 shares of common stock owned currently and 550,000 shares of common stock underlying vested options to purchase shares of common stock.
(5)	Consists of 450,000 shares of common stock underlying vested options to purchase shares of common stock.
(6)	Consists of 23,936,906 shares of common stock owned currently and 400,000 shares of common stock underlying vested options to purchase shares of common stock. This does not include any shares that could be purchased upon exercise of unvested warrants received as consideration in the merger with QPhoton that may vest upon the exercise of outstanding options and other warrants held by officers, employees, directors and investors.
(7)	Consists of 100,000 shares of common stock underlying vested options to purchase shares of common stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

On July 5, 2022, the Board adopted the 2022 Quantum Computing Inc. Equity and Incentive Plan (the “Plan”), which provides for the issuance of up to 16,000,000 shares of the Company’s common stock. The principal purpose of the Plan is to provide an incentive to designated employees, certain consultants and advisors who perform services for us and non-employee directors to contribute to our growth by continuing to align the interests of participants with the interests of our stockholders. The Plan was approved by a majority of the shareholders in September 2022.

The table below sets forth certain information as of our fiscal year ended December 31, 2023 regarding the shares of our common stock available for grant or granted under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders – 2022 Quantum Computing Inc. Equity Incentive Plan, as amended	10,376,528	$1.86	2,453,128
Equity compensation plan approved by security holders – 2019 Quantum Computing Inc. Equity Incentive Plan, as amended	1,314,167	$2.43	1,350,833
Equity compensation not approved by shareholders (1)	2,152,804	$6.53	-

(1)	In addition to the stock options issued pursuant to our equity compensation plans, the Company has issued 2,152,8043 non-qualified stock options to employees and advisors outside of the plans with a weighted average price of $6.53.
(2)	The total number of stock options issued and outstanding as of March 28, 2024 is 13,106,728.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following is a summary of transactions since January 1, 2023 to which we have been or will be a party in which the amount involved exceeded or will exceed $840,143 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which

There have been no transactions involving the Company since January 1, 2023, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive Compensation.”

Please see “Board Composition and Director Independence” under “Item 10, Directors, Executive Officers and Corporate Governance” for a discussion of our independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BF Borgers CPA PC served as our independent registered public accountants for the years ended December 31, 2023 and 2022.

Audit Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $132,000 and $119,800, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed $9,000 and $9,020, respectively, for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $27,500 and $49,500, respectively, for professional services rendered by our independent auditors related to the Registration Statements on d Form S-3 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(i)	Amended and Restated Certificate of Incorporation	10-K/A	3.1(i)	07/10/2023
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.2	Amended and Restated By-laws	10-K/A	3.2	07/10/2023
3.3	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.4	Description of Securities				X
4.5	Promissory Note in the amount of $8,250,000 issued by Quantum Computing, Inc. to Streeterville Capital, LLC, dated September 23, 2022	8-K	4.1	09/28/2022
10.1	ATM Agreement, dated as of December 5, 2022, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	12/06/2022
10.2	First Amendment to ATM Agreement, dated as of August 17, 2023, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	08/21/2023
10.3	Employment Agreement between Quantum Computing Inc. and Christopher Boehmler, dated as of June 26, 2023	8-K	10.1	06/26/2023
10.4*	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1	10.8	11/22/2019
10.10*	Form Director Agreement	8-K	10.1	02/23/2021
10.11	Form of Warrant dated November 9, 2021	8-K	10.2	11/17/2021
10.12	Form Amendment to Common Stock Purchase Warrant	8-K	10.2	12/17/2021
10.13*	Employment Agreement between William J. McGann and Quantum Computing, Inc., dated as of January 3, 2022	8-K	10.2	01/03/2022
10.14*	Amended and Restated Employment Agreement, dated as of April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.15*	Employment Agreement between Christopher Roberts and Quantum Computing, Inc., dated as of April 26, 2021	8-K	10.2	04/30/2021
10.16	Note Purchase Agreement, dated as of February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.17	Unsecured Promissory Note issued by QPhoton, Inc. to Quantum Computing, Inc., in the amount of $1,250,000, dated February 18, 2022	8-K	10.2	02/23/2022
10.18	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang, dated as of May 18, 2022	8-K	10.1	05/23/2022
10.19	Escrow Agreement, dated as of June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.20	Stockholders Agreement by and among Quantum Computing, Inc. and each of the Stockholders set forth on Exhibit A thereto, dated as of June 16, 2022	8-K	10.3	06/21/2022

10.21	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.22*	Employment Agreement, dated as of June 15, 2022, by and between Quantum Computing Inc. and Yuping Huang	8-K	10.5	06/21/2022
10.23	Note Purchase Agreement, dated as of September 23, 2022, by and between Quantum Computing Inc. and Streeterville Capital, LLC	8-K	10.1	09/28/2022
10.24*	Director Agreement between Quantum Computing, Inc. and Dr. Carl Weimer, dated January 6, 2023	8-K	10.1	01/09/2023
10.25*	Quantum Computing Inc. 2022 Equity and Incentive Plan	10-K/A	10.42	07/10/2023
10.26*	Separation Agreement, dated as of March 15, 2024, by and between Quantum Computing, Inc. and Robert Liscouski				X
10.27*	Director Agreement, dated as of March 8, 2024, by and between Quantum Computing, Inc. and Robert Liscouski				X
10.28*	Separation Agreement, dated as of June 30, 2023, by and between Quantum Computing, Inc. and Christopher Roberts				X
10.31	Consulting Services Agreement, dated as of July 1, 2023, by and between Quantum Computing, Inc. and Christopher Roberts				X
10.32	Modification 1 to Consulting Services Agreement, dated as of January 2, 2024, by and between Quantum Computing, Inc. and Christopher Roberts				X
21.1	List of Subsidiaries				X
23.1	Consent of BF Borgers CPA PC				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy relating to recovery of erroneously awarded compensation.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	Quantum Computing Inc.

	By:	/s/ Dr. William McGann
Dr. Willan McGann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Robert Liscouski	Chairman of the Board of Directors	April 1, 2024
Robert Liscouski	(Principal Executive Officer)

/s/ Dr. William McGann	Chief Executive Officer	April 1, 2024
Dr. Willan McGann	(Principal Executive Officer)

/s/ Christopher Boehmler	Chief Financial Officer, Treasurer	April 1, 2024
Christopher Boehmler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Yuping Huang	Chief Quantum Officer and Director	April 1, 2024
Dr. Yuping Huang

/s/ Michael Turmelle	Director	April 1, 2024
Michael Turmelle

/s/ Robert Fagenson	Director	April 1, 2024
Robert Fagenson

/s/ Dr. Carl Weimer	Director	April 1, 2024
Dr. Carl Weimer

QUANTUM COMPUTING INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

QUANTUM COMPUTING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quantum Computing Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Computing Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

April 1, 2024

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$2,059,285	$5,308,466
Accounts receivable	65,000	12,774
Prepaid expenses	138,460	224,302
Loans receivable	557,236	-
Other current assets	289,117	182,994
Inventory	72,650	-
Total current assets	3,181,748	5,728,536
Fixed assets (net of depreciation)	2,869,658	975,169
Operating lease right-of-use assets	799,942	1,186,857
Security deposits	129,045	60,271
Intangible Assets-net of amortization	11,388,015	22,223,725
Goodwill	60,359,867	59,125,773
Total assets	$78,728,275	$89,300,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,461,541	$871,887
Accrued expenses	195,923	3,559,981
Deferred revenue	458	-
Dividends payable - preferred	215,119	219,844
Current portion of long-term debt	2,496,480	535,684
Other current liabilities	250,116	131,849
Total current liabilities	4,619,637	5,319,245
Long-term debt	-	7,858,280
Operating lease liabilities	840,085	1,226,075
Total liabilities	5,459,722	14,403,600

Stockholders’ equity
Preferred stock, $0.0001 par value, 1,550,000 shares Series A Convertible Preferred authorized; 1,490,004 and 1,500,004 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively; 3,079,864 shares of Series B Preferred Stock authorized, 0 and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	149	150
Common stock, $0.0001 par value, 250,000,000 shares authorized; 77,451,356 and 55,963,334 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	7,745	5,596
Additional paid-in capital	167,944,651	151,163,909
APIC-Beneficial Conversion Feature in Equity	4,898,835	4,898,835
APIC-Stock Based Compensation	50,135,626	38,816,022
Accumulated deficit	(149,718,453)	(119,987,781)
Total stockholders’ equity	73,268,553	74,896,731)
Total liabilities and stockholders’ equity	$78,728,275	$89,300,331

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statement of Operations

	Twelve Months Ended
	December 31,
	2023	2022
Total revenue	$358,047	$135,648
Cost of revenue	195,640	60,934
Gross profit	162,407	74,714
Salaries and Benefits	4,047,910	4,326,733
Professional Services	838,592	1,278,170
Research & Development	6,447,703	4,561,794
Stock Based Compensation	8,722,766	17,761,467
Selling General & Administrative	7,326,713	8,725,892
Operating expenses	27,383,684	36,654,056

Loss from Operations	(27,221,277)	(36,579,342)

Other Income and Expense
Interest Income	295,478	46,891
Interest Expense – Promissory Notes	(602,059)	(225,282)
Interest Expense – Preferred dividends	(861,071)	(889,219)
Interest Expense – Financing expenses	(1,341,743)	(946,748)
Net Other income (expense)	(2,509,395)	(2,014,358)

Income tax expense	-	-

Net loss	$(29,730,672)	$(38,593,700)

Weighted average shares – basic	77,451,356	55,963,334
Weighted average shares – diluted	95,896,430	74,340,487
Loss per share – basic	(0.38)	(0.69)
Loss per share – diluted	$(0.31)	$(0.52)

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

QUANTUM COMPUTING INC.

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

BALANCES, December 31, 2022	1,500,004	150	55,963,334	$5,596	$194,878,766	$(119,987,781)	$74,896,731

Issuance of shares for cash			17,571,926	1,757	25,494,607		25,496,364
Issuance of shares for services			1,575,000	158	2,413,343	-	2,413,500
Conversion of Preferred	(10,000)	(1)	11,096	1	596	-	596
Merger consideration					8,347,126	-	8,347,126
Stock Options					7,299,278	-	7,299,278
Stock based compensation			2,330,000	233	1,239,648	-	1,239,882
Net loss	-	-			-	(29,730,672)	(29,730,672)
BALANCES, December 31, 2023	1,490,004	149	77,451,356	$7,745	$222,979,112	$(149,718,453)	$73,268,553

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

For the Twelve Months Ended December 31, 2023 and 2022

	Twelve Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,730,672)	$(38,593,700)
Adjustments to reconcile net loss to net cash from operations
Depreciation, amortization, and other	1,957,768	3,433,674
Net recognized losses (gains)	4,448	-
Stock based compensation expense	8,722,766	17,761,467
Changes in operating assets and liabilities
Accounts receivable	(52,227)	(12,774)
Inventories	(70,484)	-
Other current assets	(77,515)	91,813
Other long-term assets	318,141	(1,128,166)
Accounts payable	582,854	218,574
Unearned revenue	458	-
Other current liabilities	(984,786)	(462,362)
Other long-term liabilities	(611,272)	1,451,357
CASH USED IN OPERATING ACTIVITIES	(19,940,521)	(17,240,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(2,117,990)	(869,687)
Loan receivable	(500,000)	-
Net cash used for QPhoton Inc. merger	-	(1,356,071)
CASH USED IN INVESTING ACTIVITIES	(2,617,990)	(2,225,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	(6,187,034)	8,035,684
Preferred stock conversion	-	-
Preferred stock OID accrual	-	-
Proceeds from stock issuance (ATM facility)	25,496,364	-
CASH PROVIDED BY FINANCING ACTIVITIES	19,309,330	8,035,684

Net increase (decrease) in cash	(3,249,181)	(11,430,191)

Cash, beginning of period	5,308,466	16,738,657

Cash, end of period	$2,059,285	$5,308,466

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$812,966	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock, preferred stock and warrants issued in connection with QPhoton, Inc. merger	-	83,083,867

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

Nature of Business

QCi is an American company utilizing integrated photonics and non-linear quantum optics to deliver quantum systems for high-performance computing applications. Quantum’s products are designed to operate at room temperature and low power. Our core technology enables the execution of a go-to-market strategy which emphasizes accessibility and affordability. Our quantum systems enable subject matter experts (SMEs) and end users to deliver critical business solutions today.

The Company initially focused on providing software tools and applications for several commercially available quantum computers. However, following the June 2022 merger with QPhoton and its associated intellectual property and engineering team, the Company now offers integrated high-performance quantum systems and services.

The core of our quantum information services today is our Entropy Quantum Computing (“EQC”) technology. We have built room-temperature, photonic quantum information processing systems underpinned by a series of patented and patent pending technologies. Our technology, supported by professional services through our “Quantum Solutions” offering, helps our clients benefit from the technology today. In addition, our leading-edge photonic technology and engineering teams will enable QCi to continue to enhance quantum LIDAR and sensing systems, imaging systems, quantum-secured network solutions, and photonic quantum chips.

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

The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern for a period of one year from the issuance of these financial statements. For the year ended December 31, 2023, the Company had $358,047 in revenues, a net loss of $29,730,672 and had net cash used in operations of $19,940,521. Additionally, as of December 31, 2023, the Company had a working capital deficit of $1,437,889 and an accumulated deficit of $149,718,453. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of the issuance of these financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2023 and 2022, there were no cash equivalents. The Company maintains its cash in deposit accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The Company recognized a small amount of revenue in 2022 and in 2023 the recognized revenue primarily derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable principally consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish an allowance for doubtful accounts, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. During 2022 certain accounts receivable, attributable to a single customer, were determined not to be collectible and management recorded an allowance for doubtful accounts and wrote off the uncollectible receivables against that account. The accounts receivable as of December 31, 2023 are considered fully collectible and thus management has not recorded an allowance for doubtful accounts.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

Operating Leases - ASC 842

The Company implemented FASB Accounting Standards Codification, or ASC, Topic 842, Leases (“ASC 842”). The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets, net on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current operating lease liabilities and noncurrent operating lease liabilities, respectively, on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the balance sheet. All of our operating leases are comprised of office space leases, and as of December 31, 2023 and 2022, we had no finance leases.

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

December 31, 2023

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

December 31, 2023

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

The purchase price was approximately $83.1 million, consisting of Company Common Stock, Series B Preferred Stock and Warrants. The purchase agreement did not include any contingent consideration. Since the Transactions were structured as an exchange of equity securities, the purchase price was calculated based on the fair market value (in this case the Nasdaq closing price) of the total shares of the Company securities paid to the shareholders of the acquired company, QPhoton. The closing Price of Company Common Stock on June 16, 2022 was $2.27. The total shares of Company Common Stock offered for QPhoton was 36,600,823, which assumes all of the 2,377,028 Series B Convertible Preferred shares are converted to Common Stock at the 10:1 ratio, and that all 7,028,337 warrants to purchase Common Stock are eventually exercised. The warrants were valued using a Black Scholes formula assuming a maturity of five years, a risk-free interest rate of 2.8%, a volatility of 3.54 and an exercise price of $0.00001. That results in a total value for the Transactions of $83,083,868. This amount will be used as the purchase price. Under ASC 805 transaction costs are required to be expensed so legal and accounting fees incurred for the Transactions were not included in the purchase price.

The fair value of the prepaid expenses and security deposits was set at book value, and the fair value of the fixed assets was written up to the purchase cost to reflect the recent purchase dates of the equipment relative to the closing date of the merger. To estimate the fair value of the identifiable intangible assets, the Company recorded an estimate at the time of merger. The Company subsequently engaged a third-party valuation expert in 2023 (the “Third-Party Valuation Expert”), Scalar, LLC, to conduct an independent analysis in line with purchase price accounting standards. The Third-Party Valuation Expert concluded:

●	that there was no fair value attributable to management’s initial estimate of $10,000,000 for customer relationships based on the lack of current customer contracts;

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

●	a fair value of $2,722,000 attributable to the non-compete agreement with the founder using the with-and-without method, based on a variation of the income approach, an increase of $2,222,000 in intangibles compared with management’s initial estimate of $500,000. The with-and-without methodology employed uses two scenarios to value the non-compete asset: (1) the “with scenario” captures the estimated cash flows from the business if all of the existing assets were in place including the non-compete asset, and (2) the “without scenario” captures the estimated cash flows from the business if all of the existing assets were in place except the non-compete asset. The difference between the two scenarios is attributed to the presumed loss of cash flows without the non-compete asset in place and represents the value of the non-compete agreement;

●	a fair value of $969,000 attributable to the QPhoton trade name and trademark using the relief from royalty methodology, a decrease of $31,000 in intangibles compared with management’s initial estimate of $1,000,000. In the application of the relief from royalty method, the Third-Party Valuation Expert estimated the value of the trade names/trademarks by capitalizing the royalties saved by virtue of the Company owning the trade names/trademarks. In other words, the Company realizes a benefit from owning the intangible asset rather than paying a rent or royalty for the use of the asset;

●	a fair value of $12,200,000 attributable to the technology and licensed patents using the relief from royalty methodology, an increase of $477,780 in intangibles compared with management’s initial estimate of $11,722,220. In calculating the fair value of the technology and licensed patents, the Third-Party Valuation Expert followed the same approach as the trade name/trademark analysis; and

●	that there was no identifiable intangible value attributable to management’s initial estimate of $2,250,000 for employee agreements, rather calculated a fair value of $1,912,000 included in goodwill attributable to the assembled workforce using the replacement cost method. The replacement cost method approximates the cost it would take to reconstruct an asset of similar utility (to create a substitute asset). Specifically, this approach considers all of the costs the Company would have incurred to replace the QPhoton workforce with a brand new (but comparable) workforce. The assembled workforce value is added to goodwill per ASC 805-20-55-6, Assembled Workforce and Other Items that Are not Identifiable, and not tracked separately as an amortizing intangible asset.

The Company accepted the Third-Party Valuation Expert’s valuation without adjustment.

The following table summarizes the adjusted acquisition date fair values of assets acquired and liabilities assumed by the Company, including the final results of the analysis performed by the Third-Party Valuation Expert for the intangibles:

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

The purchase price and purchase price allocation for QPhoton was finalized as of September 30, 2022 with no significant changes to the preliminary amounts. However, after receiving the report of the Third-Party Valuation Expert in July 2023, the Company determined that the purchase price allocation recorded in 2022 was incorrect. The Company corrected the error in the amounts recognized for goodwill and intangible assets and this error correction was reported in the Company’s Form 10-Q report for the period ending June 30, 2023, reflecting the amounts noted above. The impact of this error correction was to reduce the Company’s net loss for the twelve months ending December 31, 2023 (the “2023 Net Loss”) by $1,589,501 due to a reduction in intangible asset amortization expense related to the period for the twelve months ending December 31, 2022. Accordingly, the Company’s 2023 Net Loss before the adjustment was $31,320,173. The total goodwill the Company recorded, net of the error correction, was $68.7M for the QPhoton Merger, which is not expected to be deductible for income tax purposes. The amount allocated to goodwill and intangible assets reflected the benefits the Company expected to realize from the growth of the acquisition’s operations.

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

Note 4 – Intangible Assets and Goodwill

As a result of the merger with QPhoton, the Company has the following amounts related to intangible assets:

	Intangible Assets as of:
	December 31,		Amortizable
Amortizable Intangible Assets	2023	2022	Life
Customer relationships	$-	$10,000,000	3 years
Non-compete agreement with founder	2,722,000	500,000	3 years
Website domain name and trademark	969,000	1,000,000	5 years
Employment agreements	-	2,250,000	2 years
Technology and licensed patents	12,200,000	11,722,220	10 years
Less: accumulated amortization	(4,502,985)	(3,248,495)
Net intangible assets	$11,388,015	$22,223,725

The asset balances as of December 31, 2022 were corrected in the Company’s June 2023 financial results, as discussed in Note 3, Business Combinations, Merger with QPhoton, Inc.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

The aggregate amortization expense of the Company’s intangible assets for the years ended December 31, 2023 and 2022 was $1,254,490and $3,248,495, respectively. The Company expects future amortization expense to be the following:

Amortization
2024	$2,843,991
2025	2,352,518
2026	1,936,657
2027	1,831,682
2028	1,742,857
Thereafter (2029-2032)	680,310
Total	$11,388,015

The Company recorded goodwill resulting from the merger with QPhoton, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $59,125,773.38 resulting from the QPhoton merger. The following table provides a summary of the changes in goodwill for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Goodwill, at beginning of year	59,125,773	$-
Goodwill additions	9,581,220	59,125,773
Goodwill deductions or impairment	8,347,126	-
Goodwill, at end of year	$60,359,867	$59,125,773

The Company tested the intangible assets and goodwill for impairment as of December 31, 2023 and concluded there was no impairment of intangible assets or goodwill at that time.

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

	December 31,
	2023	2022
Net operating loss carry-forwards	$14,528,229	$9,703,519
Valuation allowance	(14,528,229)	(9,703,519)
Net deferred tax assets	$-	$-

At December 31, 2023, the Company had net operating loss carry forwards of approximately $14,528,229.

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

December 31, 2023

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

Note 7 – Property and Equipment

	December 31,	December 31,
Classification	2023	2022
Hardware & Equipment	$3,092,664	$1,026,829
Software	49,275	18,889
Total cost of property and equipment	3,141,939	1,045,718
Accumulated depreciation	272,281	70,549
Property and equipment, net	$2,869,658	$975,169

The Company acquired $2,096,221 of property and equipment during the twelve months ended December 31, 2023. It is the Company’s policy to capitalize purchases of property and equipment with a cost of $2,500 or more that benefit future periods.

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

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

Beginning on the date that was six (6) months after the issuance date of the Note, the Investor has the right to redeem up to $750,000 of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company shall pay the applicable Redemption Amount in cash to the Investor within three (3) trading days of the Company’s receipt of such Redemption Notice. No prepayment premium shall be payable in respect of any Redemption Amount. As of December 31, 2023, Streeterville has redeemed $7,000,000 of the outstanding balance of the Note.

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

December 31, 2023

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

The Warrants are two-year warrants to purchase shares of common stock at an exercise price of $7.00 per share, subject to adjustment, and are exercisable at any time on or after the date that is six (6) months following the issuance date. The warrants provide for cashless exercise in the event the underlying shares of common stock are not registered. As of December 31, 2023, all of the Warrants had expired unexercised.

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

As of March 28, 2024, the Board has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as the Series A Convertible Preferred stock, par value $0.0001 per share, of which 1,490,004 shares are issued and outstanding. The Board has also authorized 3,079,864 shares of preferred stock as the Series B Preferred Stock, par value $0.0001 per share, of which 0 shares are issued and outstanding.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

Other Offerings

On January 20, 2023 the Company issued 750,000 shares of common stock to Draper, Inc. and 750,000 shares of common stock to Carriage House Capital, Inc. as compensation for services rendered in support of the QPhoton merger.

On May 3, 2023, the Company issued 853,600 shares of common stock to thirty-five (35) employees as payment in lieu of cash for 2022 performance bonuses (the “Bonus Shares”). The Bonus Shares are restricted with the following vesting schedule: one-half vested on December 31, 2023 and one-half vesting on December 31, 2024. As of December 31, 2023, the Company canceled 23,600 of the issued shares that were forfeited by employees no longer with the Company.

On December 19,2023, the Company issued 75,000 shares of common stock to FMW Media Works as compensation for services rendered in support of marketing and communications.

From January 19, 2023 through December 31, 2023, the Company sold 17,571,926 shares of common stock through its At-The-Market (ATM) facility, managed by Ascendiant Capital Markets, LLC, at an average price of $1.45. The Company received gross proceeds of $25,496,364 and paid a fee of three percent (3%) to Ascendiant Capital Markets, LLC.

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

On July 5, 2022, the Board of Directors adopted the Company’s 2022. Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16,000,000 shares of the Company’s common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. Per the 2022 Plan, the 2022 Plan reserves increased automatically by 1,000,000 shares on January 1, 2023, providing for a total issuance of up to 17,000,000 shares of common stock. As of December 31, 2023, a total of 13,595,929 shares and options were issued and outstanding under the 2022 Plan.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Twelve Months Ended
	December 31,
	2023	2022
Exercise price	$0.85 – 1.84	$1.67 – 2.61
Risk-free interest rate	4.7 – 5.0%	0.6 – 4.0%
Expected volatility	194 – 214%	336 – 369%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

The following table summarizes the Company’s option activity since December 31, 2022:

	Weighted	Weighted
	Average	Average
	Number of	Exercise	Contractual
	Shares	Price	Term
			(in years)
Outstanding as of December 31, 2022	9,601,237	$3.42	4.0
Granted	5,340,000	1.38	5.0
Exercised	-	-	-
Forfeited	(1,097,738)	3.32	-
Outstanding as of December 31, 2023	13,843,499	$4.02	3.7
Vested as of December 31, 2023	7,978,074	$3.39	3.3

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

The following table summarizes the exercise price range as of December 31, 2023:

Exercise Price	Outstanding Options	Exercisable Options
$0.85	120,000	-
$0.86	30,000	10,000
$0.94	30,000	-
$1.00	138,970	138,970
$1.16	30,000	-
$1.18	300,000	100,000
$1.19	55,000	-
$1.20	87,500	-
$1.28	50,000	-
$1.33	25,000	-
$1.35	3,780,000	-
$1.44	150,000	72,224
$1.45	225,000	225,000
$1.51	5,000	-
$1.52	60,000	-
$1.67	16,666	16,666
$1.74	25,000	-
$1.84	567,500	377,500
$1.95	180,000	180,000
$2.37	4,911,528	4,396,819
$2.40	1,010,001	720,001
$2.56	287,500	95,834
$2.61	150,000	105,560
$3.58	65,000	65,000
$5.69	12,500	12,500
$5.70	25,000	16,666
$6.49	38,334	33,334
$6.85	650,000	650,000
$7.00	18,000	12,000
$8.85	100,000	66,666
$10.00	650,000	650,000
$11.51	50,000	33,334
	13,843,499	7,978,074

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $1.38 per share and $2.38 per share, respectively.

Stock-based compensation

The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Twelve Months Ended
	December 31,
	2023	2022
Research and development	3,660,068	2,758,465
General and administrative	5,062,698	15,003,002
Total stock-based compensation	$8,722,766	$17,761,467

As of December 31, 2023, total unrecognized compensation cost related to common stock options was $6.0 million, which is expected to be recognized over a period of 4.0 years.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

Warrants

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00. Those warrants are exercisable for five years from the date of issuance. In connection with an offering of Series A Convertible Preferred stock in November 2021, the Company issued warrants to purchase 1,545,459 shares of the Company’s common stock at an exercise price of $7.00. Those warrants were exercisable for two years from the date of issuance and have now expired. In connection with the QPhoton merger on June 16, 2022, the Company issued warrants to purchase 6,325,503 shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued and outstanding as of June 15, 2022, are exercised. The following table summarizes the warrants outstanding at December 31, 2023:

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171,000	(150,000)	-	21,000
November 15, 2021	November 15, 2023	$7.00	1,545,459		(1,545,459)	-
June 16, 2022	May 9, 2027	$0.0001	6,325,503	-	(3,309,433)	3,016,070

Note 11 – Related Party Transactions

There were no related party transactions during the twelve-month periods ended December 31, 2023 and December 31, 2022.

Note 12 – Operating Leases:

The Company has use of space in five different locations, Hoboken, NJ, Tempe, AZ Leesburg, VA, Arlington, VA, and Minneapolis, MN, under lease or membership agreements, which expire at various dates through October 31, 2028. The Company’s leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidate balance sheet as of December 31, 2023:

Year	Lease Payments Due
2024	$338,319
2025	$576,078
2026	$591,551
2027	$515,981
2028	$191,008
Less: imputed Interest	$(638,740)
Present Value of operating lease liabilities	$1,619,197

Other information related to operating lease liabilities consists of the following:

	Year Ended December 31,
	2023	2022

Cash paid for operating lease liabilities	$411,700	$125,238
Weighted average remaining lease term in years	3.7	4.7
Weighted average discount rate	10%	10%

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

As of December 31, 2023 the Company has begun to commercialize some of the licensed technology, though the Company has not recorded any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 14 – Subsequent Events:

Effective January 31, 2024 the Board terminated Mr. Liscouski as CEO and President, without “Cause” as such term is defined in the Liscouski Employment Agreement. Subject to the signing of a separation agreement which will contain a release in favor of the Company, Mr. Liscouski will receive (i) the payments and benefits detailed in Sections 6.2 and 6.4 of the Liscouski Employment Agreement and (ii) 168,000 shares of restricted common stock that are owed to Mr. Liscouski pursuant to his 2022 performance review. Mr. Liscouski will continue to serve the Company in his capacity as Chairman of the Board and Chairman of the Risk Committee. Starting on February 1, 2024, Mr. Liscouski will be paid a cash director fee of $12,500 per month for his service as Chairman.

Chief Executive Officer Appointment

In connection with the succession planning for the role of CEO and President, on the Effective Date, the Board promoted Dr. William J. McGann, the Company’s Chief Operating Officer and Chief Technology Officer, to the positions of CEO and President (the “CEO Appointment”), effective February 1, 2024. The terms of the employment agreement entered into between the Company and Dr. McGann, dated January 3, 2022 (the “McGann Employment Agreement”), shall remain the same. The Company plans to amend the McGann Employment Agreement in the coming weeks to indicate the change of title. Dr. McGann will continue to be paid an annual salary of $400,000 per his employment agreement.

On January 18, 2024, the Company announced that two of its engineers, Dr. Yuping Huang, QCi’s Chief Quantum Officer and Dr. Lac Thi Thanh Nguyen, the Quantum Technology Lead for QCi’s Cybersecurity platform, have received the 44th Edison-Patent Award for their pathbreaking contributions to quantum-secured privacy-preserving computations. This recognition underscores their work in addressing cybersecurity threats through a revolutionary method of quantum authentication and private-data computing that can process and verify information without sharing that information.  The patent, which was granted approval in the United States and over 40 other countries during 2023, addresses a method for quantum authentication and zero-knowledge proof for network security that uses fundamental quantum physics to protect passwords, private information, and online assets without ever disclosing private data in process, either with each other or with external parties or computing processes. This unconditional security fills a critical security breach vulnerability by offering a way to effectively secure identity authentication, data mining, and digital assets in an untrusted environment. Designed to be compatible with existing fiber-based communication infrastructure and satellite-based networks, the patent is a broad-use award based on a fundamental methodology for secure networking among multiple parties, uniquely combining quantum authentication and encryption in a single step and thereby safeguarding an entire network at all points of slippage.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

On February 14, 2024 the Company announced that it has been awarded a fourth subcontract with NASA to study sun noise reduction in LIDAR images using the EQC. The prime contractor for this award is Analytical Mechanics Associates. This technology would be an effective and affordable method for NASA to measure the unique physical properties of clouds and aerosols to prepare for space missions at any time of day and offers a superior alternative to the traditional noise reduction methodologies that require a larger laser and restrictive bandwidth filtering at greater size, weight, power and cost.

On February 29, 2024, the Company announced the release of the first quantum photonic computing machine, Dirac-3. At a disruptive price starting at $300,000, the Dirac-3 is an EQC that is an optimization machine designed to address complex problems with larger numbers of variables that require unconventional solutions using nonlinear quantum optics. Dirac is the first and only system of its type to natively solve integer problems using quantum digits (qudits), each qudit having a dimension of 200 discrete modes. This unique capability, through all-to-all connectivity, expands the use of quantum technology far beyond the current quantum computing devices on the market that use quantum bits. The Dirac system is designed for on premises installation, is rack mountable, operates at ambient temperature, requires no special infrastructure for daily use, and utilizes less than 80 Watts of energy. The Company’s initial sales focus will be across the healthcare, financial services, supply chain, energy management, autonomous vehicle, and molecular modeling industries.

On January 31, 2024, BV Advisory Partners, LLC, and its chief executive officer, Keith Barksdale (the “BV Defendants”), alleged stockholders of and claimants against the Company, filed a motion for reconsideration of his original 2023 motion to dismiss. The motion and our opposition were argued before the Superior Court of New Jersey (the “NJ Court”) on February 15, 2024. On March 7, 2024, the NJ Court issued an order, granting the BV Defendant’s motion dismissing the Company’s case on procedural grounds because, according to the NJ Court, the Company can assert its claims. The Company has 45 days in which to file an appeal and is evaluating whether it should file the claims in Delaware or appeal the NJ Court’s ruling.

From January 1, 2024, through March 1, 2024, the Company repaid $2,094,378 of principal and accrued interest on the Streeterville Unsecured Note, for a cumulative redemption amount of $9,094,378. As of March 1, 2024, the Company has fully repaid the Streeterville Unsecured Note.

On March 19, 2024, the “Company entered into a Redemption and Waiver Agreement (the “Redemption Agreement”) with the holders (the “Series A Holders”) of its Series A Convertible Preferred Stock (the “Preferred Stock”). Pursuant to the Redemption Agreement, the Company agreed to redeem all outstanding shares of the Preferred Stock for an aggregate cash purchase price of $8,195,000.00, or $5.50 per share, at its sole discretion, in eighteen (18) monthly payments (each a “Monthly Redemption Threshold” payment), which may be accelerated at the Company’s sole discretion. In addition, the Series A Holders agreed to waive (the “Waivers”), on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Preferred Stock Certificate of Designation (the “Preferred Stock COD”), including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock Securities Purchase Agreement (the “Preferred Stock SPA”). In the event the Company opts to not make a Monthly Redemption Threshold payment, the Waivers are forfeited and the terms revert to those detailed in the Preferred Stock COD and Preferred Stock SPA. As of March 28, 2024, the Company has redeemed 82,783 shares of Preferred Stock for an aggregate $455,307 in cash paid to the Series A Holders. The issued and outstanding balance of Preferred Stock as of March 28, 2024 is 1,407,221.

On March 26, 2024, the Company received a notice from the Listing Qualifications Staff of Nasdaq that the Company had regained compliance with Listing Rule 5550(a)(2) of the Nasdaq Listing Rules, as the closing bid price of the Company’s common stock had been at $1.00 per share or greater during the prior 10 consecutive business days.

There are no other events of a subsequent nature that in management’s opinion are reportable.