Form 10-K/A
period 2023-12-31
Quantum Computing Inc.
filed 2024-09-11
CIK 1758009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $46,073,808 based on the closing price of $1.18 per share of Quantum Computing Inc. common stock on the Nasdaq Stock Market LLC on that date.

As of September 9, 2024, there were 94,210,626 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Quantum Computing Inc. (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Form 10-K”), to restate its consolidated financial statements, including the notes thereto, for the years ended December 31, 2023 and 2022, contained in the Original Form 10-K, and to replace the Report of Independent Registered Public Accounting Firm prepared by BF Borgers CPA PC (“BF Borgers”) included in the Original Form 10-K with the Report of Independent Registered Public Accounting Firm from BPM LLP (“BPM”) included in this Amendment, and to make certain other changes as described herein. This Amendment is being filed as a result of the SEC’s order of May 3, 2024 suspending BF Borgers from appearing and practicing as an accountant before the SEC and the Company’s subsequent retention of BPM to replace BF Borgers as its independent registered public accounting firm.

The following items have also been amended to reflect the above-referenced amendments:

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part III, Item 14. Principal Accountant Fees and Services; and

●	Part IV, Item 15. Exhibits and Financial Statement Schedules.

The Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

The restated and re-audited consolidated financial statements update and revise items in our consolidated financial statements and footnotes to the consolidated financial statements, including (1) expanding and revising certain disclosures; (2) changing the presentation of certain classifications, including the Series A Preferred Stock dividends and categorization of operating expenses; and (3) adjusting certain errors, omissions or changes in accounting policies, including (i) correcting the purchase accounting relating to the Company’s June 2022 merger with QPhoton, Inc., (ii) adjusting stock-based compensation expenses and related prior period retained earnings to reflect a change in our accounting policy election to account for forfeitures as they occur, (iii) adjusting the valuation of the Series A convertible preferred stock warrants, (iv) correcting the historical and subsequent accounting for debt and equity issuance costs, (v) reserving a collection risk for loans receivable; and (vi) adjusting the recognition period for certain operating expenditures.

Except as described above, no other portion of the Original Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

The net effect of the adjustments on the consolidated statements of operations was to decrease net loss by $2.7 million and $12.6 million and loss per share, basic and diluted, by $0.04 and $0.04 for the years ended December 31, 2023 and 2022, respectively, as set forth below (in thousands, except percentages and per share data).

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Amount	Change	% Change	Amount	Change	% Change
Revenue	$358	$-	-	$136	$-	-
Gross profit	162	-	-	75	-	-
Operating expenses	26,405	(979)	(4)%	28,720	(7,934)	(22)%
Other income and expense, net	(779)	(1,730)	(69)%	2,667	4,682	232%
Net loss	(27,022)	2,709	(9)%	(25,978)	12,616	(33)%
Less: Series A convertible preferred stock dividends	861	861	100%	889	889	100%
Net loss available to common stockholders	$(27,883)	$1,848	(6)%	$(26,867)	$11,727	(30)%

Loss per share – basic and diluted	$(0.42)	$0.04	11%	$(0.73)	$0.04	6%
Weighted average shares used in computing net loss per common share – basic and diluted	66,611	(10,840)	(14)%	36,680	(19,283)	(34)%

The decrease to stockholder’s equity from the adjustments as of December 31, 2023 and 2022 is $4.6 million and $9.8 million, respectively, as set forth below (in thousands, except percentages).

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Amount	Change	% Change	Amount	Change	% Change
Current assets
Cash	$2,059	$-	-	$5,308	$-	-
Other current assets	597	(525)	(88)%	142	(279)	(68)%
Non-current assets	71,699	(3,848)	(5)%	73,061	(10,511)	(13)%
Total assets	$74,355	$(4,373)	(6)%	$78,511	$(10,790)	(12)%

Current liabilities	$4,812	$193	4%	$4,593	$(727)	(14)%
Long-term liabilities	840	-	-	8,794	(290)	(3)%
Total liabilities	5,652	193	4%	13,387	(1,017)	(7)%

Stockholders’ equity:
Common stock	8	-	-	6	-	-
Additional paid-in capital	200,635	(22,345)	(10)%	169,175	(25,704)	(13)%
Accumulated deficit	(131,940)	17,779	(12)%	(104,057)	15,931	(13)%
Total stockholders’ equity	68,703	(4,566)	(6)%	65,124	(9,773)	(13)%

Total liabilities and stockholders’ equity	$74,355	$(4,373)	(6)%	$78,511	$(10,790)	(12)%

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” “QCi” and “QUBT,” refer to Quantum Computing Inc., a Delaware corporation, and unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

i

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis set forth below in this Item 7 has been amended and restated to reflect the restatement of our consolidated financial statements as described in the Explanatory Note and in Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Amendment.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Amendment. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

QCi is a development stage company with limited operations and revenue. The Company is developing quantum and ancillary non-quantum products for high-performance computing applications based on proprietary photonics technology. QCi’s products are designed to operate at room temperature and low power at an affordable cost in the areas of high-performance computing, sensing and imaging, and quantum cybersecurity. The Company has generated some revenue based on sales of products and related services to date and is expanding its sales and marketing efforts. The Company’s development team includes optical engineers, mathematicians, physicists, and software developers.

Results of Operations

The following table summarizes the Company’s consolidated net loss (in thousands, except percentages).

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(Restated) (1)	(Restated) (1)
Revenue:
Total revenue	$358	$136	$222	160%
Gross profit	162	75	887	116%
Gross profit margin	45%	55%
Operating expenses:
Research and development	8,891	5,216	3,675	70%
Sales and marketing	1,806	2,092	(286)	(14)%
General and administrative	15,708	21,412	(5,704)	(27)%
Total operating expenses	26,405	28,720	(2,315)	(8)%
Loss from operations	(26,243)	(28,645)	(2,402)	(8)%
Non-operating income and (expense):
Interest and other income	295	47	248	528%
Interest expense, net	(1,602)	(772)	(830)	108%
Change in value of warrant liability	528	3,392	(2,864)	(84)%
Total non-operating income (expense)	(779)	2,667	(3,446)	(129)%
Net loss	$(27,022)	$(25,978)	$(1,044)	4%

(1)	As described in Note 3 to the Consolidated Financial Statements appearing elsewhere in this Amendment, we have restated the Consolidated Financial Statements.

Revenues

The Company’s revenues consist of (in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Mix	Amount	Mix	Change
Products	$5	1%	$0	0%	0%
Services	353	99%	136	100%	160%
Total	$358	100%	$136	100%	163%

Revenues for the year ended December 31, 2023, were $358 thousand compared to $136 thousand for the year ended December 31, 2022, an increase of $222 thousand, or 163%. Revenue was derived from sales of hardware products and professional services in 2023, and solely from professional services in 2022. In each year, services were provided to multiple commercial and government customers under multi-month contracts; the year-over-year change was driven by increases in short-term contractual service revenue. In 2023, QCi continued to execute its business strategy to provide quantum-ready solutions for solving real-world problems. While we have made significant progress toward this overarching objective, the generation of revenue from customers has been slow to develop, in part due to the fact that quantum computing is a cutting-edge technology for most potential customers, who are therefore proceeding cautiously with small, exploratory contracts to better understand its applicability to their requirements. Accordingly, the Company has focused on both providing professional services to introduce customers to quantum-based solutions for their operating needs and on customer education to build customer awareness as a means to generate sales. The Company continues to transition towards commercialization, having developed and released multiple products that we are now in the process of marketing. We expect revenues to increase meaningfully in the coming years as we continue to emphasize our hardware capability.

Cost of Revenues

Cost of revenues, which consists of labor consumed to fulfill our obligations under contractual service agreements as well as the component parts of finished goods sold, was $196 thousand for the year ended December 31, 2023 compared to $61 thousand for the prior year, an increase of $135 thousand, or 221%. Cost of revenues for each of the years ended December 31, 2023 and 2022 consists primarily of salary expense. The increase for 2023 was predominantly driven by the execution of new government service contracts. Cost of revenue for these services was contractually structured and limited to the direct salaries and actual hours worked to fulfill the work orders. Rates for these services remained materially unchanged year over year, with contract volume being the driver of growth.

Gross Margin

Gross margin for the year ended December 31, 2023 was $162 thousand compared to $75 thousand for the prior year, an increase of $87 thousand, or 116%. On a percentage basis, gross margin was 45%, a decrease of 10% year-over-year. The change was nearly entirely the result of the shift to contractual service revenue where the cost of goods sold was defined under the terms of our general professional services obligation. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in large swings in gross margin between reporting periods.

Operating Expenses

Information about our operating expenses for the years ended December 31, 2023 and 2022 is set forth in the below tables (in thousands, except percentages). Operating expenses for the year ended December 31, 2023 decreased primarily as a result of a decrease in general and administrative expenses, partially offset by an increase in research and development expenses.

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Research and development	$8,891	$5,216	$3,675	70%

Research and development expenses consist primarily of employee compensation for employees that primarily engage in research and development efforts and fees for the development of hardware products and supporting software. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2023 increased compared with 2022 primarily due to higher headcount and related payroll costs and higher stock-based compensation to incentivize and retain key technologists, as well as higher recurring lab equipment and consumables costs.

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Sales and marketing	$1,806	$2,092	$(286)	(14)%

Selling and marketing expenses, which consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs, also contributed to the decrease in selling and administrative expenses.

Selling and marketing expenses in 2023 decreased compared with 2022 primarily due to lower outsourced professional services costs and gains for forfeited stock-based compensation, offset partially for higher trade show and travel-related costs in 2023.

	Year Ended December 31,		$	%
	2023	2022	Change	Change
General and administrative	$15,708	$21,412	$(5,704)	(27)%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses in 2023 decreased compared with 2022 primarily due to expenses related to the merger with QPhoton in 2022 (the “QPhoton Merger”), including an $8.4 million decrease in stock-based compensation and a $700 thousand decrease in legal fees, offset primarily by increases of $1.3 million for additional months of intangibles amortization, and $1.5 million in salaries and benefits driven by higher headcount, related payroll costs, and severance.

Non-operating Income (Expense)

The following table summarizes our non-operating income (expense) for the years ended December 31, 2023 and 2022 (in thousands, except percentages).

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Interest and other income	$295	$47	$248	528
Interest expense	1,602	772	830	108
Change in value of warrant liability	528	3,392	(2,864)	(84)
Other income (expense)	$(779)	$2,667	$(3,446)	(129)

The increase in other expense for 2023 compared to 2022 is primarily the result of an increase in interest expense, net, and a decrease in the change in value of the warrant liability during 2023 compared to 2022.

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The increase in interest expense in 2023 compared to 2022 was attributable to borrowings outstanding under our $8.25 million unsecured promissory note that we issued to Streeterville Capital, LLC in September 2022 (the “Streeterville Unsecured Note”). See Note 8, Financial Liabilities, in the accompanying notes to our consolidated financial statements for additional information.

Gain on change in value of warrant liability is primarily comprised of mark-to-market adjustments for the QPhoton Warrants, as defined below, which have no carrying value as of December 31, 2023. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the exercise price of the Underlying Options, as defined below. See Note 12, Stock-based Compensation, for additional information on the QPhoton Warrants.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. Through December 31, 2023, the Company has raised $57.4 million through private placements of equity and $12.6 million through private placements of convertible promissory notes and other debt for a total of $70.0 million. The Company has no lines of credit, and $2.1 million in short-term debt obligations outstanding when excluding the remaining debt issuance costs. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. As of December 31, 2023, the Company had cash and cash equivalents of $2.1 million.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures to fund business operations and continue to invest in ongoing research and development for our non-linear quantum optical products and photonics chips. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our cash needs through public and/or private equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, banking collapses, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our product development and go-to-market efforts. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of the issuance of the accompanying consolidated financial statements. There can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

The following table summarizes total consolidated current assets, liabilities and working capital at December 31, 2023, compared to December 31, 2022 (in thousands).

	December 31, 2023	December 31, 2022	Increase/ (Decrease)
Current assets	$2,656	$5,450	$(2,794)
Current liabilities	$4,812	$4,593	$219
Working capital (deficit)	$(2,156)	$857	$(3,013)

At December 31, 2023, we had a working capital deficit of $2.2 million as compared to working capital of $0.9 million at December 31, 2022, a decrease of $3.0 million. The decrease in working capital is primarily attributable to the use of cash to pay for operating expenses and capital investments in property and equipment, satisfaction of accrued expense liabilities and the Streeterville Unsecured Note becoming a current portion of long-term debt payable.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2023, noting the existence of substantial doubt about our ability to continue as a going concern. This uncertainty arose from management’s review of our results of operations and financial condition and its conclusion that, based on our operating plans, we did not have sufficient existing working capital to sustain operations for a period of 12 months from the date of the issuance of the accompanying consolidated financial statements.

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(18,315)	$(15,378)
Net cash used in investing activities	(2,612)	(2,226)
Net cash provided by financing activities	17,678	6,173
Net decrease in cash, cash equivalents, and restricted cash	(3,249)	(11,431)
Cash, cash equivalents, and restricted cash, beginning of year	5,308	16,739
Cash, cash equivalents, and restricted cash, end of year	2,059	5,308

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $18.3 million and $15.4 million, respectively, in each case primarily as a result of our net loss in each year offset by noncash adjustments for stock-based compensation, depreciation of property and equipment, amortization of intangibles, provision for credit losses, and change in fair value of our QPhoton Warrant liability, as defined below.

Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $2.6 million and $2.2 million, respectively. Cash used in investing activities during the year ended December 31, 2023 was attributable to acquisition of laboratory equipment for $2.1 million and our $500 thousand loan to millionways, Inc. (“millionways”) in June 2023. On June 6, 2023, the Company entered into a Note Purchase Agreement with millionways pursuant to which the Company agreed to purchase from millionways up to three unsecured promissory notes in an aggregate principal amount of up to $2.0 million, subject to the terms and conditions thereof. On June 6, 2023, the Company purchased the notes from millionways and loaned it an aggregate principal amount of $500 thousand. This followed the Company’s entry into a Summary of Proposed Terms with millionways on May 16, 2023, to provide bridge loans to millionways and enter into due diligence to acquire up to 100% of the AI firm. The Company opted not to purchase further promissory notes from millionways. Cash used in investing activities during the year ended December 31, 2022 was attributable to acquisition of laboratory equipment for $870 thousand and our $2.5 million loan to QPhoton, consisting of two unsecured promissory notes, each in the principal amount of $1.25 million, per a Note Purchase Agreement with QPhoton on February 18, 2022 (the “QPhoton Loan”). Upon closing of the QPhoton Merger on June 16, 2022, the Company recouped approximately $1.1 million of the QPhoton Loan in cash, resulting in approximately $1.4 million net total cash used for the QPhoton Merger in our consolidated financial statements.

Net cash provided by financing activities for the year ended December 31, 2023, was $17.7 million compared to $6.2 million during the year ended December 31, 2022. Cash provided by financing activities during the year ended December 31, 2023 was attributable to net $24.7 million received from the sale of shares of our common stock through our At-The-Market (“ATM”) facility, partially offset by repayments of $6.2 million on the Streeterville Unsecured Note. During the year ended December 31, 2022, cash provided by financing activities was primarily attributable to the funds we received from the issuance of the Streeterville Unsecured Note.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Demand for our products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. As most of our revenues will be from the sales of our products and services, our business operations may be adversely affected by the actions of our competitors and prolonged recession periods.

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

Fair Value of Stock-based Compensation and Derivatives

We recognize stock-based compensation expense for all share-based payment awards in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation. Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, accounting for actual forfeitures as they occur. We utilize the Black Scholes pricing model in order to determine the fair value of stock-based option awards. The Black Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Another area of critical accounting estimates involves determining the fair market value of the QPhoton Warrants, as defined below. The Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock, then accounts for changes period-over-period by realizing a mark-to-market gain or loss for the period.

Fair Market Value and Useful Life of Intangible Assets

Determining the fair market value and useful life of the intangible assets acquired by the Company through the merger with QPhoton is another critical accounting estimate. In the absence of market pricing for the intangible assets, the Company relied on independent third-party appraisal experts and comparison with similar transactions to arrive at estimates of value as well as useful life. The Company will perform periodic assessments of the intangible assets for impairment, but if any of the initial estimates are incorrect, that could result in a calculation of amortization expense that is too high or too low.

Valuation Allowances for Deferred Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated current and future income taxes to be paid. We are subject to income taxes in the United States. Significant judgments and estimates are required in determining the consolidated income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits.

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which are expected to result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, for all material jurisdictions, we consider all available positive and negative evidence, including scheduled reversals of deferred tax balances, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating results.

As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of $49 million, or $13 million on a tax-effected basis at an assumed tax rate of 25%. We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2023, will be accounted for as a reduction of income tax expense.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a tax payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is made available.

We believe that none of the unrecognized tax benefits may be recognized by the end of 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-29 which appear at the end of this Amendment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BPM LLP served as our independent registered public accountants for the years ended December 31, 2023 and 2022.

Audit Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $132 thousand and $112 thousand, respectively, for professional services rendered by BF Borgers for its original audit of our consolidated financial statements, including those appearing in the Original Form 10-K, and approximately $300 thousand by BPM for the re-audit of our consolidated financial statements contained in this Amendment.

Tax Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $9 thousand each year for professional services rendered by BF Borgers for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $27,500 and $49,500, respectively, for professional services rendered by BF Borgers related to the Company’s Registration Statements on Form S-3 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1(i)	Amended and Restated Certificate of Incorporation	10-K/A	3.1(i)	07/10/2023
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.2	Amended and Restated By-laws	10-K/A	3.2	07/10/2023
3.3	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.4	Description of Securities	10-K	4.4	04/01/2024
4.5	Promissory Note in the amount of $8,250,000 issued by Quantum Computing Inc. to Streeterville Capital, LLC, dated September 23, 2022	8-K	4.1	09/28/2022
10.1	ATM Agreement, dated as of December 5, 2022, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	12/06/2022
10.2	First Amendment to ATM Agreement, dated as of August 17, 2023, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	08/21/2023
10.3	Employment Agreement between Quantum Computing Inc. and Christopher Boehmler, dated as of June 26, 2023	8-K	10.1	06/26/2023
10.4*	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1	10.8	11/22/2019
10.10*	Form Director Agreement	8-K	10.1	02/23/2021
10.11	Form of Warrant dated November 9, 2021	8-K	10.2	11/17/2021
10.12	Form Amendment to Common Stock Purchase Warrant	8-K	10.2	12/17/2021
10.13*	Employment Agreement between William J. McGann and Quantum Computing Inc., dated as of January 3, 2022	8-K	10.2	01/03/2022
10.14*	Amended and Restated Employment Agreement, dated as of April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.15*	Employment Agreement between Christopher Roberts and Quantum Computing Inc., dated as of April 26, 2021	8-K	10.2	04/30/2021
10.16	Note Purchase Agreement, dated as of February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.17	Unsecured Promissory Note issued by QPhoton, Inc. to Quantum Computing Inc., in the amount of $1,250,000, dated February 18, 2022	8-K	10.2	02/23/2022
10.18	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang, dated as of May 18, 2022	8-K	10.1	05/23/2022
10.19	Escrow Agreement, dated as of June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.20	Stockholders Agreement by and among Quantum Computing Inc. and each of the Stockholders set forth on Exhibit A thereto, dated as of June 16, 2022	8-K	10.3	06/21/2022

10.21	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.22*	Employment Agreement, dated as of June 15, 2022, by and between Quantum Computing Inc. and Yuping Huang	8-K	10.5	06/21/2022
10.23	Note Purchase Agreement, dated as of September 23, 2022, by and between Quantum Computing Inc. and Streeterville Capital, LLC	8-K	10.1	09/28/2022
10.24*	Director Agreement between Quantum Computing Inc. and Dr. Carl Weimer, dated January 6, 2023	8-K	10.1	01/09/2023
10.25*	Quantum Computing Inc. 2022 Equity and Incentive Plan	10-K/A	10.42	07/10/2023
10.26*	Separation Agreement, dated as of March 15, 2024, by and between Quantum Computing Inc. and Robert Liscouski	10-K	10.26	04/01/2024
10.27*	Director Agreement, dated as of March 8, 2024, by and between Quantum Computing Inc. and Robert Liscouski	10-K	10.27	04/01/2024
10.28*	Separation Agreement, dated as of June 30, 2023, by and between Quantum Computing Inc. and Christopher Roberts	10-K	10.28	04/01/2024
10.31	Consulting Services Agreement, dated as of July 1, 2023, by and between Quantum Computing Inc. and Christopher Roberts	10-K	10.31	04/01/2024
10.32	Modification 1 to Consulting Services Agreement, dated as of January 2, 2024, by and between Quantum Computing Inc. and Christopher Roberts	10-K	10.32	04/01/2024
21.1	List of Subsidiaries	10-K	21.1	04/01/2024
23.1	Consent of BPM, LLP				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy relating to recovery of erroneously awarded compensation.	10-K	97	04/01/2024
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 2024	Quantum Computing Inc.

	By:	/s/ Dr. William McGann
Dr. Willan McGann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Robert Liscouski	Chairman of the Board of Directors	September 11, 2024
Robert Liscouski

/s/ Dr. William McGann	Chief Executive Officer	September 11, 2024
Dr. Willan McGann	(Principal Executive Officer)

/s/ Christopher Boehmler	Chief Financial Officer, Treasurer	September 11, 2024
Christopher Boehmler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Yuping Huang	Chief Quantum Officer and Director	September 11, 2024
Dr. Yuping Huang

/s/ Michael Turmelle	Director	September 11, 2024
Michael Turmelle

/s/ Robert Fagenson	Director	September 11, 2024
Robert Fagenson

/s/ Dr. Carl Weimer	Director	September 11, 2024
Dr. Carl Weimer

/s/ Dr. Javad Shabani	Director	September 11, 2024
Dr. Javad Shabani

QUANTUM COMPUTING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quantum Computing Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Computing Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash, and cash used in operations raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financing reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of intangible assets acquired in a business combination

As described in Note 4, on June 16, 2022, the Company merged with QPhoton, Inc., which was accounted for as a business combination using the acquisition method of accounting. The acquired intangible assets principally consisted of non-compete agreement with founder, trademarks, and patents, along with goodwill. The net carrying values of the identified intangible assets and goodwill as of December 31, 2023 were $12.1 million and $55.6 million, respectively.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in a business combination is a critical audit matter at due to the significant amount of judgment by management required in estimating their acquisition date fair values, including the use of valuation methodologies that were sensitive to significant assumptions, which were affected by expected future market or economic conditions, which in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence relating to the analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company, including evaluating the reasonableness of assumptions used to determine the projected revenue growth rates by comparing the forecasted assumptions to historical performance, projected industry growth rates, and other factors considered by management in developing the model.

/s/ BPM LLP

We have served as the Company’s auditor since 2024.

San Jose, California

September 11, 2024

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2023	2022
	(Restated) (1)	(Restated) (1)
Assets
Current assets
Cash and cash equivalents	$2,059	$5,308
Accounts receivable	65	13
Inventory	73	-
Loans receivable, net of provision for credit losses of $279 and zero	279	-
Prepaid expenses and other current assets	180	129
Total current assets	2,656	5,450
Property and equipment, net	2,870	975
Operating lease right-of-use assets	1,051	1,273
Intangible assets, net	12,076	15,180
Goodwill	55,573	55,573
Other non-current assets	129	60
Total assets	$74,355	$78,511

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,462	$872
Accrued expenses	639	2,961
Financial liabilities, current, net of issuance costs	1,925	-
Other current liabilities	786	760
Total current liabilities	4,812	4,593
Financial liabilities, net of issuance costs	-	7,188
Warrant liability	-	528
Operating lease liabilities	840	1,078
Total liabilities	5,652	13,387
Contingencies (see Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; 1,490 and 1,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively; 3,080 shares of Series B Preferred Stock authorized, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value, 250,000 shares authorized; 77,451 and 55,963 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	8	6
Additional paid-in capital	200,635	169,175
Accumulated deficit	(131,940)	(104,057)
Total stockholders’ equity	68,703	65,124
Total liabilities and stockholders’ equity	$74,355	$78,511

(1)	As described in Note 3 to the Consolidated Financial Statements appearing elsewhere in this Amendment, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
	(Restated) (1)	(Restated) (1)
Total revenue	$358	$136
Cost of revenue	196	61
Gross profit	162	75
Research and development	8,891	5,216
Sales and marketing	1,806	2,092
General and administrative	15,708	21,412
Operating expenses	26,405	28,720
Loss from operations	(26,243)	(28,645)
Non-operating income (expense)
Interest and other income	295	47
Interest expense, net	(1,602)	(772)
Change in value of warrant liability	528	3,392
Loss before income tax provision	(27,022)	(25,978)
Income tax provision	-	-
Net loss	(27,022)	(25,978)

Less: Series A convertible preferred stock dividends	861	889
Net loss available to common stockholders	$(27,883)	$(26,867)

Loss per share – basic and diluted	$(0.42)	$(0.73)
Weighted average shares used in computing net loss per common share – basic and dilutive	66,611	36,680

(1)	As described in Note 3 to the Consolidated Financial Statements appearing elsewhere in this Amendment, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except par value)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, January 1, 2022
As previously reported	1,545	$-	29,157	$3	$97,593	$(81,394)	16,202
Adjustments (1)	-	-	-	-	(5,384)	4,204	(1,180)
As restated	1,545	-	29,157	3	92,209	(77,190)	15,022
Cancellation of shares	-	-	(11)	-	-	-	-
Conversion of preferred stock	(45)	-	48	-	-	-	-
Issuance of shares in conjunction with QPhoton Merger			26,615	3	67,127	-	67,130
Preferred stock dividends	-	-				(889)	(889)
Preferred OID Amortization					318		318
Stock-based compensation			20	-	9,493	-	9,493
Stock-based compensation for services			135	-	28	-	28
Net loss	-	-			-	(25,978)	(25,978)
Balances, December 31, 2022 (Restated) (1)	1,500	$-	55,963	$6	$169,175	$(104,057)	$65,124
Issuance of shares for cash			17,572	2	24,728		24,730
Conversion of preferred stock	(10)		11		1	-	1
Preferred stock dividends						(861)	(861)
Stock-based compensation			2,330		4,238	-	4,238
Stock-based compensation for services			1,575		2,493	-	2,493
Net loss	-	-			-	(27,022)	(27,022)
Balances, December 31, 2023 (Restated) (1)	1,490	-	77,451	$8	$200,635	$(131,940)	$68,703

(1)	As described in Note 3 to the Consolidated Financial Statements appearing elsewhere in this Amendment, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(In thousands)

	Year Ended
	December 31,
	2023	2022
	(Restated) (1)	(Restated) (1)
Cash flows from operating activities:
Net loss	$(27,022)	$(25,978)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	3,307	1,863
Amortization of issuance costs	925	547
Change in fair value of warrant liabilities	(528)	(3,392)
Provision for credit losses	279	-
Other recognized losses (gains)	5	78
Stock-based compensation expense	4,271	9,323
Stock-based compensation expense for services	284	2,350
Changes in operating assets and liabilities
Accounts receivable	(52)	(13)
Inventory	(70)	-
Prepaid expenses and other current assets	(110)	(145)
Other non-current assets	153	(1,214)
Accounts payable	596	219
Accrued expenses and other current liabilities	110	(319)
Other long-term liabilities	(463)	1,303
Net cash used in operating activities	(18,315)	(15,378)

Cash flows from investing activities:
Purchase of property and equipment	(2,112)	(870)
Issuance of loan receivable	(500)	-
Net cash used for QPhoton, Inc. merger	-	(1,356)
Net cash used in investing activities	(2,612)	(2,226)

Cash flows from financing activities:
Proceeds raised from financial liabilities, net of issuance costs	-	6,960
Payments of financial liabilities, net of interest	(6,187)	-
Series A Preferred dividend payments	(865)	(787)
Proceeds from stock issuance related to ATM facility	24,730	-
Net cash provided by financing activities	17,678	6,173

Net decrease in cash	(3,249)	(11,431)
Cash and cash equivalents, beginning of period	5,308	16,739
Cash and cash equivalents, end of period	$2,059	$5,308

Supplemental disclosures of Cash flow information:
Cash paid for interest	$813	$-

Non-cash operating activities
Non-cash issuance of shares for services	$2,651	$502
Non-cash financing activities
Common stock, preferred stock and warrants issued in connection with QPhoton Merger	$-	$71,050

(1)	As described in Note 3 to the Consolidated Financial Statements appearing elsewhere in this Amendment, we have restated the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2023

Note 1 – Nature of the Organization and Business

Corporate History

Quantum Computing Inc. (“QCi” or the “Company”) was formed in the State of Nevada on July 25, 2001, under its prior name, Ticketcart, Inc. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from “IBGH” to “QUBT”. On July 15, 2021 the Company uplisted to the Nasdaq Stock Market LLC (“Nasdaq”). On June 16, 2022, the Company merged with QPhoton, Inc. (“QPhoton”), a developer of quantum photonic systems and related technologies and applications.

Nature of Business

QCi is an American company utilizing integrated photonics and non-linear quantum optics to deliver quantum and ancillary non-quantum products for high-performance computing applications based on proprietary photonics technology. Quantum’s products are designed to operate at room temperature and low power. Our core photonics technology enables the execution of a go-to-market strategy which emphasizes accessibility and affordability. Our quantum systems enable subject matter experts (SMEs) and end users to deliver critical business solutions today.

The Company initially focused on providing software tools and applications for several commercially available quantum computers. However, following the June 2022 merger with QPhoton and its associated intellectual property and engineering team, the Company now offers integrated high-performance quantum systems, ancillary non-quantum products and services.

The core of our quantum offerings today is our Entropy Quantum Computing (“EQC”) technology. We have built room-temperature, photonic quantum information processing systems underpinned by a series of patented and patent pending technologies. Our technology, supported by professional services through our “Quantum Solutions” offering, enables our clients to solve complex optimization problems. In addition, our engineering teams are using our leading-edge photonics technology to continue to enhance and further develop quantum LIDAR sensing and imaging systems, quantum-secured network solutions, and photonic chips.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. Cash and cash equivalents on hand were $2.1 million as of December 31, 2023. The Company has historically incurred losses and negative cash flows from operations. As of December 31, 2023, the Company also had an accumulated deficit of $131.9 million and a working capital deficit of $2.2 million. Furthermore, we have not achieved a level of sales adequate to support the Company’s cost structure and may need to raise additional funds in the next twelve months by selling additional equity or incurring debt. It is management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern.

Note 2 – Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation:

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”), including ASC 810, Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

Risk and Uncertainties

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations or cash flows: new product development, including market receptivity; litigation or claims against the Company based on intellectual property, patent, product regulation or other factors; competition from other products; general economic conditions; the ability to attract and retain qualified employees; and, ultimately, to sustain profitable operations.

Use of Estimates

These consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of goodwill and intangible assets, deferred tax assets, equity-based transactions and liquidity assessment. Actual results may differ from these estimates.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2023 and 2022, there were no cash equivalents. The Company maintains its cash in deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by analyzing contracts with its customers using a five-step approach:

1.	Identify the contract

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The Company recognized a small amount of revenue in 2023 and 2022, which was primarily derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

The Company includes depreciation and amortization expenses in manufacturing overhead, which is a component of cost of revenue. However, at the present time manufacturing overhead, including depreciation and amortization expense related to production equipment, is not material and the primary components of cost of revenue are direct labor and direct materials, with a small amount of shipping expenses.

Accounts Receivable

Accounts receivable consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish a provision for credit losses, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. Within 2022, certain accounts receivable, attributable to a single customer, were determined not to be collectible and management recorded a provision and wrote off the uncollectible receivables against that account. The customer accounts receivable as of December 31, 2023 are considered fully collectible and thus management has not recorded a provision for credit losses.

Provision for Credit Losses

The Company estimates losses on loans and other financial instruments in accordance with Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit losses (“CECL”) methodology for estimating allowances for credit losses. The CECL framework requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supporting forecasts. Under CECL, the allowance for credit losses is measured as the difference between the financial asset’s cost basis and the net amount expected to be collected on the financial asset. CECL allows us to use information about past events including historical loan loss experience, current conditions, and reasonable and supportable forecasts to assess the collectability of the financial assets. The receivables for financial assets as of December 31, 2023 are not considered fully collectible and thus management has recorded a provision for credit losses. Note 10, Loan Receivable, for additional information.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first in-first out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenue. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets, net on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current operating lease liabilities and non-current operating lease liabilities, respectively, on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our operating leases are comprised of office space leases, and as of December 31, 2023 and 2022, we had no finance leases.

Business Combinations and Valuation of Goodwill

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

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2023 and 2022 and determined that its goodwill was not impaired. As of December 31, 2023 and 2022, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

Impairment of Long-Lived Assets

The Company has long-lived assets such as tangible property and equipment, identified intangible assets consisting of acquired patents and core technology. When events or changes in circumstances occur that could indicate the carrying value of long-lived assets may not be recoverable, the Company assesses recoverability by determining whether the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If the undiscounted cash flow is less, an impairment charge is recognized for the excess of the carrying amounts of these assets over the fair values. Fair values are determined by discounted future cash flows, appraisals or other methods.

During the years ended December 31, 2023 and 2022, the Company did not record any impairment from long-lived assets.

Fair Value of Financial Instruments

The carrying amount of certain financial instruments held by the Company, such as cash equivalents, accounts receivable, contract assets and liabilities, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. The carrying amount of the liabilities for the convertible preferred stock warrants represent their fair value. The carrying amounts of the Company’s borrowings and lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2023, the Company had $793 thousand in Level 1 assets, comprised of U.S. Government mutual funds, and no carrying value for Level 3 liabilities, comprised of the QPhoton Warrants, as defined below. As of December 31, 2022, the Company had $528 thousand in carrying value for Level 3 liabilities, comprised of the QPhoton Warrants.

Research and Development Costs

Research and development costs include costs directly attributable to the conduct of research and development programs to enhance existing products and services and to develop future technologies, including the cost of services provided by outside contractors, and mandatory compliance fees and contractual obligations. All costs associated with research and development are expensed as incurred.

Software Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility for software intended to be sold, licensed or otherwise marketed to customers will be capitalized, but development costs not meeting the criteria for capitalization are expensed as incurred. With respect to internal use software, the Company will capitalize such development costs incurred during the application development stage, but development costs incurred prior to that stage will be expensed as incurred. No amortization expense will be recorded until the software is ready for its intended use. To date the Company has not incurred any capitalizable software development costs.

Stock-Based Compensation

The Company has adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of ASC 718, Share-Based Payment, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that ASC 718 does not apply to share based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers.

Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, accounting for actual forfeitures as they occur. We utilize the Black Scholes pricing model in order to determine the fair value of stock-based option awards. The Black Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the “If-Converted” method), unless the effect of such issuances would have been anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(27,022)	$(25,978)
Less: Series A convertible preferred stock dividends	861	889
Net loss available to common stockholders – basic and diluted	$(27,883)	$(26,867)
Denominator:
Weighted average shares used in computing net loss per common share – basic and diluted	66,611	36,680
Loss per share - basic and diluted	$(0.42)	$(0.73)

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. Due to a net loss in the years ended December 31, 2022 and 2023, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
Warrants	6,053	3,976
Options	12,280	6,830
Unvested restricted common stock	1,192	-
Total potentially dilutive shares	19,525	10,778

As all potentially dilutive securities are anti-dilutive as of December 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each period.

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

Note 3 – Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our Original Form 10-K and our subsequent retention of BPM to replace BF Borgers as our independent registered public accounting firm, management became aware of various adjustments to be recorded to our consolidated financial statements. Accordingly, our consolidated balance sheets as of December 31, 2023 and 2022, and our consolidated statements of operations, consolidated statements of stockholders’ equity, and our consolidated statements of cash flows for the years ended December 31, 2023 and 2022, have been restated for various errors, omissions, reclassifications or changes to accounting policy made primarily with regard to the purchase accounting of the QPhoton Merger, stock-based compensation accounting, financing costs, and other matters further described below. The restated consolidated financial statements also reflect the correction of certain previously-identified errors and out-of-period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and have now been restated to properly reflect the corrections in the appropriate periods.

Disclosures

In Note 1, we expanded disclosures (i) for risks and uncertainties, valuation of goodwill, impairment of long-lived assets, income taxes, and net loss and (ii) to clearly indicate that depreciation and amortization expenses are included in cost of revenue, but that the amounts are not material.

In Note 2, we expanded and revised disclosures (i) to clarify (a) that software development costs incurred subsequent to the establishment of technological feasibility for software intended to be sold, licensed or otherwise marketed to customers will be capitalized, but development costs not meeting the criteria for capitalization are expensed as incurred, (b) that with respect to internal use software, the Company will capitalize such development costs incurred during the application development stage, and (c) that through December 31, 2023, the Company has not incurred any material capitalizable development costs, (ii) to appropriately detail the methodology and computation of basic and diluted loss per share and (iii) to reflect the Company’s change in accounting policy election for stock based compensation to no longer estimate forfeitures, but rather to account for forfeitures as they occur.

In Note 3, we explained the drivers of the restatements of the Previously Issued Financial Statements.

In Note 12, we clarified the basis for calculating the number of reported warrants to purchase shares of the Company’s common stock issued in connection with the QPhoton Merger.

In Note 14, we expanded the disclosure to clarify that the interest rates implicit in our leases are not readily determinable and therefore that is the basis for using our incremental borrowing rate as the discount rate for our leases.

Reclassifications

We have made certain reclassifications. In the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, we reclassified certain ATM facility-related financing fees and Series A Preferred Stock dividends, which were each previously presented as Interest Expense in Other Income and Expense and have been reclassified as direct deductions to equity and shown as cash used for financing activities. We additionally revised the presentation of operating expenses to classify expenses as (1) Research and Development, (2) Sales and Marketing, and (3) General and Administrative, as compared to previously-reported categories that included (1) Salaries and Benefits, (2) Professional Services, (3) Research & Development, (4) Stock Based Compensation, and (5) Selling General & Administrative. For the Consolidated Balance Sheets, we made certain reclassifications related to (1) right-of-use assets and operating liabilities and (2) other current liabilities for litigation reserves.

Adjustments

The following is a description of the areas in which the errors were identified and for which we made correcting adjustments to our consolidated financial statements.

(1) QPhoton purchase accounting – We adjusted the final purchase price accounting for identifiable intangibles and the value attributable to the QPhoton Warrants, as defined below, including associated mark-to-market quarterly adjustments.

(2) Stock-based compensation – We adjusted expenses and prior period retained earnings to reflect the change in our accounting policy election to account for forfeitures as they occur, as well as to refine assumptions used in calculating the fair value. We also ensured all such expenditures were accrued and accounted for in the appropriate periods based on vesting schedules and underlying agreements.

(3) Debt issuance costs – We corrected errors to appropriately accrete issuance costs for the Streeterville Unsecured Note, as defined below, over the life of the loan.

(4) Uncollectable reserve – We identified a reserve for collection risk related to notes receivable.

(5) Accrued Expenses – We identified and corrected errors to record liabilities for performance-based bonus expenditures and state franchise fees to reflect the expenses in the appropriate period.

(6) Financing Expenditures – We corrected the presentation of Series A Preferred Stock dividends and ATM proceeds and adjusted the valuation of the Series A convertible preferred stock warrants.

(7) Other - We corrected certain classifications, previously identified errors and out of period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and restated prior periods to reflect these corrections in the appropriate periods.

The following table presents the effect of the aforementioned adjustments on our Consolidated Balance Sheets as of December 31, 2023 and 2022 and indicates the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	Year Ended December 31, 2023
	As Previously		Description of
	Reported	Adjustments	Adjustments	As restated
Assets
Current assets
Cash and cash equivalents	$2,059	$-		$2,059
Accounts receivable	65	-		65
Inventory	73	-		73
Loans receivable, net of provision for credit losses	557	(278)	(4)	279
Prepaid expenses and other current assets	427	(247)	(7)	180
Total current assets	3,181	(525)		2,656
Property and equipment, net	2,870	-		2,870
Operating lease right-of-use assets	800	251	(7)	1,051
Intangible Assets, net	11,388	688	(1)	12,076
Goodwill	60,360	(4,787)	(1)	55,573
Other non-current assets	129	-		129
Total assets	$78,728	$(4,373)		$74,355

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,462	$-		$1,462
Accrued expenses	411	228	(2)(5)	639
Financial liabilities, current, net of issuance costs	2,496	(571)	(3)	1,925
Other current liabilities	250	536	(7)	786
Total current liabilities	4,619	193		4,812
Operating lease liabilities	840	-		840
Total liabilities	5,459	193		5,652

Stockholders’ equity
Preferred stock	-	-		-
Common stock	8	-		8
Additional paid-in capital	222,980	(22,345)	(1)(2)(6)(7)	200,635
Accumulated deficit	(149,719)	17,779	(1)(2)(3)(4)(5)(6)(7)	(131,940)
Total stockholders’ equity	73,269	(4,566)		68,703
Total liabilities and stockholders’ equity	$78,728	$(4,373)		$74,355

	Year Ended December 31, 2022
	As Previously		Description of
	Reported	Adjustments	Adjustments	As restated
Assets
Current assets
Cash and cash equivalents	$5,308	$-		$5,308
Accounts receivable	13	-		13
Prepaid expenses and other current assets	408	(279)	(7)	129
Total current assets	5,729	(279)		5,450
Property and equipment, net	975	-		975
Operating lease right-of-use assets	1,187	86	(7)	1,273
Intangible assets, net	22,224	(7,044)	(1)	15,180
Goodwill	59,126	(3,553)	(1)	55,573
Other non-current assets	60	-		60
Total assets	$89,301	$(10,790)		$78,511

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$872	$-		$872
Accrued expenses	3,780	(819)	(2)(5)	2,961
Financial liabilities, current	536	(536)	(7)	-
Other current liabilities	132	628	(6)(7)	760
Total current liabilities	5,320	(727)		4,593
Financial liabilities, net of issuance costs	7,858	(670)	(3)	7,188
Warrant liability	-	528	(1)	528
Operating lease liabilities	1,226	(148)	(7)	1,078
Total liabilities	14,404	(1,017)		13,387

Stockholders’ equity
Preferred stock	-	-		-
Common stock	6	-		6
Additional paid-in capital	194,879	(25,704)	(1)(2)(6)(7)	169,175
Accumulated deficit	(119,988)	15,931	(1)(2)(3)(4)(5)(6)(7)	(104,057)
Total stockholders’ equity	74,897	(9,773)		65,124
Total liabilities and stockholders’ equity	$89,301	$(10,790)		$78,511

The following tables present the effect of the aforementioned reclassifications and adjustments on our consolidated statements of operations for the years ended December 31, 2023 and 2022 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	Year Ended December 31, 2023
	As Previously		Description of
	Reported	Adjustments	Adjustments	As restated
Total revenue	$358	$-		$358
Cost of revenue	196	-		196
Gross profit	162	-		162
Operating expenses	27,384	(979)	(2)(5)	26,405
Loss from operations	(27,222)	979		(26,243)
Non-operating income (expense)
Interest and other income	295	-		295
Interest expense, net	(2,804)	1,202	(3)(6)	(1,602)
Change in value of warrant liability	-	528	(1)	528
Loss before income tax provision	(29,731)	2,709		(27,022)
Income tax provision	-	-		-
Net loss	(29,731)	2,709		(27,022)
Less: Series A convertible preferred stock dividends	-	(861)	(6)	(861)
Net loss available to common stockholders	$(29,731)	$1,848		$(27,883)

Loss per share – basic and diluted	$(0.38)	$(0.04)		$(0.42)
Weighted average shares used in computing net loss per common share – basic and dilutive	77,451	(10,840)		66,611

	Year Ended December 31, 2022
	As Previously		Description of
	Reported	Adjustments	Adjustments		As restated
Total revenue	$136	$-			$136
Cost of revenue	61	-			61
Gross profit	75	-			75
Operating expenses	36,654	(7,934)	(2	)(5)	28,720
Loss from operations	(36,579)	7,934			(28,645)
Non-operating income (expense)
Interest and other income	47	-			47
Interest expense, net	(2,062)	1,290	(3	)(6)	(772)
Change in value of warrant liability	-	3,392	(1)		3,392
Loss before income tax provision	(38,594)	12,616			(25,978)
Income tax provision	-	-			-
Net loss	(38,594)	12,616			(25,978)
Less: Series A convertible preferred stock dividends	-	(889)	(6)		(889)
Net loss available to common stockholders	$(38,594)	$11,727			$(26,867)

Loss per share – basic and diluted	$(0.69)	$(0.04)			$(0.73)
Weighted average shares used in computing net loss per common share – basic and dilutive	55,963	(19,283)			36,680

The following tables present the effect of the aforementioned adjustments on our consolidated statements of cash flows for the years ended December 31, 2023 and 2022 and indicate the category of the adjustments by reference to the above descriptions of the errors for which we made corrections:

	Year Ended December 31, 2023
	As Previously		Description of
	Reported	Adjustments	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(29,731)	2,709		(27,022)
Adjustments to reconcile net loss to net cash from operations
Depreciation and intangibles amortization	1,958	1,349	(1)	3,307
Amortization of issuance costs	-	925	(3)	925
Change in fair value of warrant liabilities	-	(528)	(1)	(528)
Provision for credit losses	-	279	(4)	279
Other recognized losses (gains)	4	1	(7)	5
Stock-based compensation expense	8,723	(4,452)	(2)	4,271
Stock-based compensation expense for services	-	284	(2)	284
Changes in operating assets and liabilities
Accounts receivable	(52)	-		(52)
Inventory	(70)	-		(70)
Prepaid expenses and other current assets	(78)	(32)	(7)	(110)
Other non-current assets	318	(165)	(7)	153
Accounts payable	583	13		596
Accrued expenses and other current liabilities	(985)	1,095	(2)(7)	110
Other long-term liabilities	(611)	148	(7)	(463)
Net cash used in operating activities	(19,941)	1,626		(18,315)

Cash flows from investing activities:
Purchase of property and equipment	(2,118)	(6)	(7)	(2,112)
Issuance of loan receivable	(500)	-		(500)
Net cash used in investing activities	(2,618)	(6)		(2,612)

Cash flows from financing activities:
Payments of financial liabilities, net of interest	(6,187)	-		(6,187)
Series A Preferred dividend payments	-	(865)	(6)	(865)
Proceeds from stock issuance related to ATM facility	25,496	(766)	(6)	24,730
Net cash provided by financing activities	19,309	(1,631)		17,678

Net decrease in cash	(3,249)	-		(3,249)
Cash and cash equivalents, beginning of period	5,308	-		5,308
Cash and cash equivalents, end of period	$2,059	$-		$2,059

	Year Ended December 31, 2022
	As Previously		Description of
	Reported	Adjustments	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(38,594)	12,616		(25,978)
Adjustments to reconcile net loss to net cash from operations
Depreciation and amortization	3,433	(1,570)	(1)	1,863
Amortization of issuance costs	-	547	(3)	547
Change in fair value of warrant liabilities	-	(3,392)	(1)	(3,392)
Other recognized losses (gains)	-	78	(7)	78
Stock-based compensation expense	17,761	(8,438)	(2)	9,323
Stock-based compensation expense for services	-	2,350	(2)	2,350
Changes in operating assets and liabilities
Accounts receivable	(13)	-		(13)
Prepaid expenses and other current assets	92	(237)	(7)	(145)
Other non-current assets	(1,128)	(86)	(7)	(1,214)
Accounts payable	219	-		219
Accrued expenses and other current liabilities	(462)	143	(2)(7)	(319)
Other long-term liabilities	1,451	(148)	(7)	1,303
Net cash used in operating activities	(17,241)	1,863		(15,378)

Cash flows from investing activities:
Purchase of property and equipment	(870)	-		(870)
Net cash used for QPhoton, Inc. Merger	(1,356)	-		(1,356)
Net cash used in investing activities	(2,226)	-		(2,226)

Cash flows from financing activities:
Proceeds raised from financial liabilities, net of issuance costs	8,036	(1,076)	(3)	6,960
Series A Preferred dividend payments	-	(787)	(6)	(787)
Net cash provided by financing activities	8,036	(1,863)		6,173

Net decrease in cash	(11,431)	-		(11,431)
Cash and cash equivalents, beginning of period	16,739	-		16,739
Cash and cash equivalents, end of period	$5,308	$-		$5,308

Note 4 – Business Combinations

Merger with QPhoton, Inc.

On May 19, 2022, the Company, QPhoton, and Yuping Huang, the principal stockholder of QPhoton, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire QPhoton through a series of merger transactions (collectively with the other transactions contemplated by the Merger Agreement, the “Transaction”). On June 16, 2022, all conditions precedent having been met or waived by the Parties, the Company closed the Transactions. The merger with QPhoton adds to the Company’s portfolio of quantum computing products and enables the Company to offer a wider range of quantum information services. The Company accounted for the Transactions using the acquisition method in accordance with ASC 805, Business Combinations, with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using management estimates. The results of QPhoton are included within the consolidated financial statements commencing on the acquisition date.

Pursuant to the Merger Agreement, immediately following the closing of the Transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub I (a wholly owned subsidiary of the Company) merged with and into QPhoton, with QPhoton surviving the merger as a wholly-owned subsidiary of the Company, immediately after which the surviving corporation merged with and into Merger Sub II (also a wholly owned subsidiary of the Company), with Merger Sub II surviving the merger as a wholly-owned subsidiary of the Company (the “Surviving Company”). The merger consideration payable to the stockholders of QPhoton (the “Merger Consideration”) consisted of (i) 5,802,206 shares of the Company’s common stock, par value $0.0001 per share, (ii) 2,377,028 shares of a new series of the Company’s preferred stock, par value $0.0001 per share, designated Series B convertible preferred stock (“Series B Preferred Stock”), and (iii) warrants to purchase up to 7,028,337 shares of Common Stock (the “QPhoton Warrants”). Each share of Series B Preferred Stock converts into 10 shares of the Company’s common stock. On an as-converted basis, the total Merger Consideration consisted of 36,600,823 shares of the company’s common stock. The Merger Consideration for shareholders Yuping Huang and Stevens Institute of Technology was issued in 2022. A third alleged shareholder, BV Advisory, rejected the Merger Consideration and commenced litigation in Delaware Chancery Court (see Note 9, Contingencies – Legal Proceedings, in this Amendment for additional information and Item 3, Legal Proceedings, in the Original Form 10-K for a full discussion), and to date that litigation has not been resolved. Accordingly, as of December 31, 2023 and 2022, we had only issued 32,940,738 shares of the Company’s common stock on an as-converted basis, which includes 26,615,235 shares of common stock and 6,325,503 of the QPhoton Warrants.

and the remaining Merger Consideration for the other stockholder of QPhoton will be issued upon presentation of certain required documents and surrender of their QPhoton shares.

The purchase price was approximately $71.0 million, or $69.9 million net of cash acquired, consisting of Company common stock, Series B Preferred Stock and QPhoton Warrants. The Merger Agreement did not include any contingent consideration, and under ASC 805, transaction costs are required to be expensed so legal and accounting fees incurred for the Transactions were not included in the purchase price. As the Transactions were structured as an exchange of equity securities, the purchase price was calculated based on the fair market value (in this case the Nasdaq closing price) of the total shares of the Company securities payable to the shareholders of the acquired company, QPhoton. The closing price of the Company’s common stock on June 16, 2022 was $2.27 (the “Merger Closing Stock Price”). While the total shares of the Company’s common stock offered for QPhoton on an as-converted basis was 36,600,823, the fair market valuation contemplated 31,299,417 of the shares, which assumed full conversion of the 2,377,028 shares of Series B Preferred Stock to common stock at the 10:1 ratio, and that only 1,726,931 of the 7,028,337 QPhoton Warrants would eventually be exercised to purchase common stock (specifically only the QPhoton Warrants for which the associated Company options and/or warrants had an exercise price at or below $2.27 at the time of the Transaction). The 1,726,931 QPhoton Warrants were valued at the Merger Closing Stock Price. Further, the QPhoton Warrants are treated as a derivative, whose value is tied to future value of the Company’s common stock, and will be marked-to-market on a quarterly basis.

The fair value of the prepaid expenses and security deposits was set at book value, and the fair value of the property and equipment was written up to the purchase cost to reflect the recent purchase dates of the equipment relative to the closing date of the Transactions. To estimate the fair value of the identifiable intangible assets, the Company engaged a third-party valuation expert (the “Third-Party Valuation Expert”), to conduct an independent analysis in line with purchase price accounting standards. The Third-Party Valuation Expert concluded:

●	that there was no fair value attributable to customer relationships due to the lack of current customer contracts;

●	a fair value of $3.25 million attributable to the non-compete agreement with the founder using the with-and-without method, based on a variation of the income approach. The with-and-without methodology employed uses two scenarios to value the non-compete asset: (1) the “with scenario” captures the estimated cash flows from the business if all of the existing assets were in place including the non-compete asset; and (2) the “without scenario” captures the estimated cash flows from the business if all of the existing assets were in place except the non-compete asset. The difference between the two scenarios is attributed to the presumed loss of cash flows without the non-compete asset in place and represents the value of the non-compete agreement;

●	a fair value of $1.0 million attributable to the QPhoton trade name and trademark using the relief from royalty methodology. In the application of the relief from royalty method, the Third-Party Valuation Expert estimated the value of the trade names/trademarks by capitalizing the royalties saved by virtue of the Company owning the trade names/trademarks. In other words, the Company realizes a benefit from owning the intangible asset rather than paying a rent or royalty for the use of the asset;

●	a fair value of $12.7 million attributable to the technology and licensed patents using the relief from royalty methodology. In calculating the fair value of the technology and licensed patents, the Third-Party Valuation Expert followed the same approach as the trade name/trademark analysis.

The Company accepted the Third-Party Valuation Expert’s valuation. Although the valuation analysis was performed in 2023, for the purposes of the consolidated financial statements in this Amendment, the Company has recorded and reported the results of the valuation as of the Closing date, June 16, 2022.

The following table summarizes the purchase price paid and adjusted acquisition date fair values of assets acquired and liabilities assumed by the Company, including the final results of the analysis performed by the Third-Party Valuation Expert for the intangibles (in thousands):

Purchase price
Common stock	$13,171
Series B convertible preferred	53,959
Contingently issuable warrants	3,920
Purchase price	71,050
Less: cash acquired	(1,144)
Purchase price, net of cash acquired	69,906
Less:
Prepaid expenses	16
Property and equipment at cost	116
Security deposits	98
Non-compete agreement with founder	3,251
Trade names and trademarks	1,009
Developed Technology and licensed patents	12,731
Accounts payable and other current liabilities	(2,888)
Goodwill	$55,573

The amount allocated to goodwill and intangible assets reflects the benefits the Company expected to realize from the growth of the acquisition’s operations.

Note Purchase Agreement – the Company and QPhoton

On February 18, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with QPhoton, pursuant to which the Company agreed to loan money to QPhoton using two unsecured promissory notes (each, a “Note”), each in the principal amount of $1.25 million, subject to the terms and conditions of the Note Purchase Agreement. Also, on February 18, 2022, pursuant to the terms of the Note Purchase Agreement, the Company loaned the principal amount of $1.25 million to QPhoton. On April 1, 2022, pursuant to the terms of the Note Purchase Agreement, the Company loaned the principal amount of $1.25 million to QPhoton, for a total loan under the two Notes of $2.5 million.

The Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The Notes issued under the Note Purchase Agreement, including the Notes issued on February 18, 2022 and April 1, 2022, provide that the indebtedness evidenced by the applicable Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the Notes) of QPhoton or (iii) an event of default. As a result of the merger, the Note and accrued interest is eliminated through consolidation. However, the two Notes were not forgiven or converted to equity and remain outstanding under the terms and conditions of the Note Purchase Agreement.

Note 5 – Intangible Assets and Goodwill

As a result of the merger with QPhoton, the Company has the following amounts related to intangible assets (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(1,716)	$1,535	$3,251	$(632)	$2,619
Website domain name and trademark	1,009	(320)	689	1,009	(118)	891
Technology and licensed patents	12,731	(2,880)	9,851	12,731	(1,061)	11,670
Total	$16,991	$(4,915)	$12,076	$16,991	$(1,811)	$15,180

The amortization expense of the Company’s intangible assets for the years ended December 31, 2023 and 2022 was $3.1 million and $1.8 million, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2024	$3,104
2025	2,472
2026	2,021
2027	1,903
2028	1,819
Thereafter	757
Total	$12,076

The Company recorded goodwill resulting from the Transactions, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $55.6 million resulting from the Transactions. The following table provides a summary of the changes in goodwill for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Goodwill, at beginning of year	$55,573	$-
Goodwill additions	-	55,573
Goodwill, at end of year	$55,573	$55,573

The Company tested the intangible assets and goodwill for impairment as of December 31, 2023 and concluded there was no impairment of intangible assets or goodwill at that time.

Note 6 – Income Taxes:

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, management concludes that it is more-likely-than-not that the deferred tax assets will not be realized. Realization of deferred tax assets is also dependent upon future earnings, if any, the timing and amount of which are uncertain.

The Company records a liability for the uncertain tax positions taken or expected to be taken on the Company’s tax return when it is more-likely-than-not that the tax position might be challenged despite the Company’s belief that the tax return positions are fully supportable, and additional taxes will be due as a result. To the extent that the assessment of such tax positions changes, for example, based on the outcome of a tax audit, the change in estimate is recorded in the period in which the determination is made. The provision for income taxes includes the impact of provisions for uncertain tax positions.

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of both temporary and permanent differences in the U.S. GAAP vs tax treatment of certain types of expenses, including stock-based compensation, depreciation and amortization, research and development and meals and entertainment. Additionally, the Company's policy is to account for interest and penalties as income tax expense. As of December 31, 2023, the Company had no interest related to unrecognized tax benefits, and no amounts for penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $49 million. All of the federal NOL carryforwards were generated during 2018 or later and will carryforward indefinitely but will be subject to 80% taxable income limitation beginning tax years after December 31, 2021, as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (PL 116-136). Furthermore, the utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has determined that ownership changes have occurred, primarily driven by the Transactions, and hence the Company’s ability to use its NOLs or tax credit carryforwards may be restricted.

As of December 31, 2023, in addition to the $13 million in tax-effected NOL carryforwards, at an assumed tax rate of 26%, the significant components of the Company’s net deferred tax assets included stock-based compensation of $11 million, capitalized research and development expenditures of approximately $2 million and an intangible asset basis difference of $1 million. As of December 31, 2022, in addition to the $9 million in tax-effected NOL carryforwards, also at an assumed tax rate of 26%, the significant components of the Company’s net deferred tax assets included stock-based compensation of $10 million and capitalized research and development expenditures of approximately $1 million. The Company believes that it is more likely than not that the benefit from the net deferred tax assets will not be realized. Accordingly, it has provided a full valuation allowance on any potential deferred tax assets The valuation allowance increased by approximately $6.0 million for the period ended December 31, 2023. The provision for income taxes is not material in the years presented due to there being no taxable income.

The Company has federal R&D credit carryforwards of approximately $250,000 which will be applied against payroll taxes, not against income taxes. The Company has no state R&D credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, with varying statutes of limitations. The tax years from inception through 2023 remain open to examination due to the carryover of unused net operating losses that are being carried forward for tax purposes.

Note 7 – Property and Equipment

The Company’s property and equipment are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	December 31,
Classification	2023	2022
Computer and lab equipment	$2,999	$985
Network equipment	29	12
Furniture and fixtures	32	28
Software	49	19
Leasehold improvements	33	3
Total cost of property and equipment	3,142	1,046
Accumulated depreciation	272	71
Property and equipment, net	$2,870	$975

The Company recorded depreciation expense of $203 thousand and $52 thousand during the years ended December 31, 2023 and 2022, respectively, using useful lives of the Company’s long-lived assets are as follows:

Estimated Useful Life (Years)
Computer and laboratory equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lessor of lease term or 5

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense.

Note 8 – Financial Liabilities

The Company has the following amounts related to financial liabilities (in thousands):

	December 31,
	2023	2022
Remaining loan balances	$2,063	$8,250
Remaining unamortized debt issuance costs	(138)	(1,062)
Financial liabilities, net	$1,925	$7,188

Additionally, the Company has accrued interest of $14 thousand and $223 thousand as of December 31, 2023 and 2022, respectively, which is included in Other Current Liabilities.

Unsecured Promissory Note

On September 23, 2022, the Company entered into a note purchase agreement (the “Unsecured NPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which Streeterville purchased an unsecured promissory note (the “Note” or the “Streeterville Unsecured Note”) in the initial principal amount of $8.25 million. The Note bears interest at 10% per annum. The maturity date of the Note is 18 months from the date of its issuance (the “Maturity Date”). The Note carries an original issue discount of $750 thousand, which is included in the principal balance of the Note. If the Company elects to prepay the Note prior to the Maturity Date, it must pay to Streeterville 120% of the portion of the Outstanding Balance the Company elects to prepay.

Beginning on the date that was six months after the issuance date of the Note, Streeterville has the right to redeem up to $750 thousand of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company shall pay the applicable Redemption Amount in cash to Streeterville within three trading days of the Company’s receipt of such Redemption Notice. No prepayment premium shall be payable in respect of any Redemption Amount. As of December 31, 2023, Streeterville has redeemed $7.0 million of the outstanding balance of the Note. The outstanding balances were $1.9 million and $7.2 million as of December 31, 2023 and 2022, respectively

Pursuant to the terms of the Unsecured NPA, the parties provided customary representations and warranties to each other. Also, until amounts due under the Note are paid in full, the Company agreed, among other things, to: (i) timely make all filings under the Securities Exchange Act of 1934, (ii) ensure the Company’s common stock continues to be listed on the Nasdaq, (iii) ensure trading in the Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market, (iv) ensure the Company will not make any Restricted Issuance (as defined in the Note) without Streeterville’s prior written consent, which consent may be granted or withheld in Streeterville’s sole and absolute discretion, (v) ensure the Company will not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits the Company from entering into certain additional transactions with Streeterville, and (vi) with the exception for Permitted Liens (as defined in the Note) ensure the Company will not pledge or grant a security interest in any of its assets without Streeterville’s prior written consent, which consent may be granted on withheld in Streeterville’s sole and absolute discretion.

The Note sets forth certain standard events of default (such event, an “Event of Default”) that generally, if uncured within seven trading days, may result in the discretion of Streeterville in certain penalties under the terms of the Note. In this regard, upon an Event of Default, Streeterville may accelerate the Note by written notice to the Company, with the outstanding balance becoming immediately due and payable in cash at the Mandatory Default Amount (as defined in the Note). Additionally, upon written notice given by Streeterville to the Company, interest shall accrue on the Outstanding Balance beginning on the date the applicable Event of Default occurred at an interest rate equal to the lesser of 15% per annum simple interest or the maximum rate permitted under applicable law upon an Event of Default.

Note 9 – Contingencies

Indemnification Arrangements

We enter into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties (generally our business partners or customers) in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to our products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature. These agreements also require us to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to make good faith determination whether or not it is practicable for us to obtain directors and officers insurance. We currently have directors and officers liability insurance.

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

As part of our business combination with QPhoton in June 2022, we acquired a payable to BV Advisory Partners, LLC (“BV Advisory”). On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory. Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, BV Advisory purchased convertible promissory notes from QPhoton for $200 thousand, $150 thousand, and $150 thousand, respectively, for a total of $501 thousand (the “BV Notes”), which is included in Other Current Liabilities as of December 31 2023 and 2022. The BV Notes all bore interest at a rate of 6% per annum and matured two years from the grant date. However, QPhoton only received approximately $375 thousand in cash proceeds as $125 thousand was paid by BV Advisory directly to The Trustees of the Stevens Institute of Technology (“Stevens Institute”) on behalf of QPhoton to satisfy QPhoton’s obligations to reimburse costs incurred under the terms of their patent license agreement with the Stevens Institute.

On June 16, 2022, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,684, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022 BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes. The BV Notes and accrued interest are recorded as short-term liabilities. On August 15, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware naming the Company and certain of its directors and officers (among others) as defendants. BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). BV Advisory seeks, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, Inc., the predecessor in interest to QPhoton, LLC, as well as monetary damages for breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC, Inference Ventures, LLC and QPhoton, Inc. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. The Company filed a motion to dismiss the complaint in December 2022, and in March 2023 Plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint, oral argument was held on October 11, 2023 and at this time that motion is pending before the Court. BV Advisory’s claims are not covered by the Company’s liability insurance. The Company does not believe it is necessary to accrue an amount in addition to the principal and interest on the BV Notes at this time.

Note 10 – Loan Receivable

On May 16, 2023, the Company entered into a Summary of Proposed Terms (the “Letter of Intent”) with millionways to provide bridge loans to millionways and enter into due diligence to acquire up to 100% of the AI firm. On June 6, 2023, the Company entered into a Note Purchase Agreement (the “MW Agreement”) with millionways, pursuant to which the Company agreed to purchase from millionways up to three unsecured promissory notes (each, a “MW Note”), in an aggregate principal amount of up to $2.0 million, subject to the terms and conditions of the MW Agreement. Also on June 6, 2023, pursuant to the terms of the MW Agreement, the Company purchased the MW Notes from millionways and loaned an aggregate principal amount of $500 thousand to millionways.

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

The Company reserved $279 thousand of the outstanding $558 thousand receivable as uncollectible based on credit risk in the consolidated financial statements as of December 31, 2023.

Note 11 – Capital Stock:

Series A Convertible Preferred Offering

From November 10, 2021 through November 17, 2021, the Company conducted a private placement offering (the “Private Placement”) pursuant to securities purchase agreements with 7 accredited investors (the “Series A Investors”), whereby the Series A Investors purchased from the Company an aggregate of 1,545,459 shares of the Company’s newly created Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants to purchase 1,545,459 shares of the Company’s common stock (the “Preferred Warrants”) for an aggregate purchase price of $8.5 million. The Private Placement was completed and closed to further investment on November 17, 2021.

The Series A Preferred Stock ranks senior to common stock with respect to the payment of dividends and liquidation rights. Each holder of Series A Preferred Stock is entitled to receive, with respect to each share of Series A Preferred Stock then outstanding and held by such holder, dividends at the rate of 10% per annum (the “Preferred Dividends.”) The Company is obligated to pay the Preferred Dividends quarterly, in arrears, within fifteen days of the end of each quarter. The Company has the option to pay the Preferred Dividends in cash or in the Company’s common stock, at a price per share of common stock equal to the average of the closing sale price of the common stock for the five trading days preceding the applicable dividend payment date. The Preferred Dividends are accrued monthly, but not compounded, and are recorded as interest expense, because the Preferred Dividends are mandatory and not declared at the discretion of the Board of Directors.

The number of shares of the Company’s common stock issuable upon conversion of any share of Series A Preferred Stock shall be determined by dividing (x) the Conversion Amount of such share of Series A Preferred Stock by (y) the Conversion Price. “Conversion Amount” means, with respect to each share of Series A Preferred Stock, as of the applicable date of determination, the sum of (1) the stated value thereof plus (2) any accrued dividends. “Conversion Price” means, with respect to each share of Series A Preferred Stock, as of any optional conversion date, Mandatory Conversion Date or other date of determination, $5.50, subject to adjustment for stock splits, dividends, recapitalizations and similar corporate events.

The Preferred Warrants are two-year warrants to purchase shares of the Company’s common stock at an exercise price of $7.00 per share, subject to adjustment, and are exercisable at any time on or after the date that is six months following the issuance date. The Preferred Warrants provide for cashless exercise in the event the underlying shares of the Company’s common stock are not registered. As of December 31, 2023, all of the Preferred Warrants had expired unexercised.

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

On April 27, 2022, the Company filed a Resale Form S-3 as required by the Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement to register the shares of common stock underlying the Series A Preferred Stock and warrants within 180 days from the closing of the Private Placement. The Resale Form S-3 went effective on June 2, 2022.

On June 13, 2022, one of the Series A Investors, Falcon Capital Partners, converted 45,455 shares of Series A Preferred stock into 47,728 shares of the Company’s common stock.

On February 9, 2023, one of the Series A Investors, Greenfield Children, LLC, converted 10,000 shares of Series A Preferred stock plus accrued dividends into 11,096 shares of the Company’s common stock.

Authorized Classes of Stock

As of September 9, 2024, the Board has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as the Series A Preferred stock, par value $0.0001 per share, of which 1,490,004 shares are issued and outstanding. The Board has also authorized 3,079,864 shares of preferred stock as the Series B Preferred Stock, par value $0.0001 per share, none of which are issued and outstanding.

At-the-Market Facility

From January 19, 2023 through December 31, 2023, the Company sold 17,571,926 shares of common stock through its At-The-Market (ATM) facility, managed by Ascendiant Capital Markets, LLC, at an average price of $1.45. The Company received net proceeds of $24.7 million.

Warrants

The table below summarizes the warrants outstanding as of December 31, 2023 (in thousands, except exercise prices):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171	(150)	-	21
November 15, 2021	November 15, 2023	$7.00	1,545		(1,545)	-
June 16, 2022	May 9, 2027	$0.0001	6,325	-	(3,309)	3,016

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00. Those warrants are exercisable for five years from the date of issuance.

In connection with the offering of Series A Preferred Stock in November 2021, the Company issued warrants to purchase 1,545,459 shares of the Company’s common stock at an exercise price of $7.00. Those warrants were exercisable for two years from the date of issuance and have now expired.

In connection with the QPhoton Merger on June 16, 2022, the Company issued warrants to purchase 6,325,503 shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued and outstanding as of June 15, 2022 (the “Underlying Options”), are exercised. As of December 31, 2023, none of the QPhoton Warrants linked to the outstanding Underlying Options are expected to be exercised as the exercise prices of the Underlying Options are above the current stock price as of December 31, 2023. The total Merger Consideration consisted of 36,600,823 shares of the Company’s common stock on an as-converted basis, including the 7,028,337 QPhoton Warrants. As discussed in Note 4, Business Combinations, two QPhoton shareholders received their Merger Consideration and a third alleged shareholder rejected the Merger Consideration and commenced litigation in Delaware Chancery Court (see Note 9, Contingencies – Legal Proceedings, in this Amendment for additional information and Item 3, Legal Proceedings, in the Original Form 10-K for a full discussion), and to date that litigation has not been resolved. Accordingly, as of December 31, 2023 and 2022, we had only issued 6,325,503 of the QPhoton Warrants, of which approximately 52% have been forfeited as of December 31, 2023. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants issued on June 16, 2022, are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. Accordingly, the Company recognized mark-to-market gains of $528 thousand and $3.4 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the QPhoton Warrants have no carrying value as a liability on the Company’s consolidated balance sheet.

Note 12 – Stock-based Compensation

Incentive Plans

The Company’s 2019 Equity and Incentive Plan, as amended in 2021 (the “2019 Plan”) enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3 million shares of common stock. All 3 million shares available for issue under the 2019 Plan have been issued.

On July 5, 2022, the Board of Directors adopted the Company’s 2022. Equity and Incentive Plan (the “2022 Plan”), which provides for the issuance of up to 16 million shares of the Company’s common stock. The 2022 Plan was approved by a majority of the stockholders in September 2022. Per the 2022 Plan, the 2022 Plan reserves increased automatically by 1 million shares on January 1, 2023, providing for a total issuance of up to 17 million shares of common stock. As of December 31, 2023, a total of 13.8 million shares and options were issued and outstanding under the 2022 Plan.

Options

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended
	December 31,
	2023	2022
Exercise price	$0.85 – 1.84	$1.67 – 2.61
Risk-free interest rate	4.7 – 5.0%	0.6 – 4.5%
Expected volatility	98 – 137%	127 – 164%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

The following table summarizes the Company’s option activity:

Weighted Average Number of Shares (in thousands)	Weighted Average Exercise Price		Contractual Term (in years)
Outstanding as of December 31, 2021
As previously reported	5,197	$7.68	2.5
Adjustments (1)	(1,100)	(2.45)	1.4
As restated	4,097	5.23	3.9
Granted	6,853	1.38	5.0
Forfeited	(1,785)	3.17	-
Outstanding as of December 31, 2022	9,165	3.51	4.2
Granted	5,340	1.38	5.0
Forfeited	(662)	4.41	-
Outstanding as of December 31, 2023	13,843	$2.64	3.7

Vested as of December 31, 2022	6,413	$3.58	4.2
Vested as of December 31, 2023	8,803	$3.21	3.4

The following table summarizes the exercise price range as of December 31, 2023 (in thousands):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 – 1.00	180	10
$1.00 – 2.00	5,695	1,935
$2.00 – 3.00	6,359	5,318
$3.00 – 5.00	65	65
$5.00 – 7.00	726	713
$7.00 – 12.00	818	762
	13,843	8,803

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $1.38 per share and $2.39 per share, respectively, and as of December 31, 2023, total unrecognized compensation cost related to common stock options was $5.8 million, which is expected to be recognized over a period of 4.0 years.

Stock-based compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	2,080	509
Selling and marketing	(279)	494
General and administrative	2,470	8,320
Total stock-based compensation	$4,271	$9,323

For the years ended December 31, 2023 and 2022, the statement of stockholders’ equity was lower by $33 thousand and higher by $170 thousand, respectively, as compared to the statement of cash flows for timing differences between award dates and the realization of stock-based compensation expense.

In terms of new issuances, the Company issued 2,353,600 shares of common stock to employees in 2023 as performance and incentive awards (the “2023 Incentive Shares”), as compared to 20,000 in such awards in 2022. The 2023 Incentive Shares included 853,600 shares of common stock issued to 35 employees as payment in lieu of cash for 2022 performance bonuses (the “Bonus Incentive Shares”) and 1,500,000 shares of common stock as long-term incentive bonuses to five employees identified as key technical staff (the “Retention Incentive Shares”). The Bonus Incentive Shares are restricted with the following vesting schedule: one-half vested on December 31, 2023 and one-half vesting on December 31, 2024. As of December 31, 2023, the Company canceled 23,600 of the issued shares that were forfeited by employees no longer with the Company. The Retention Incentive Shares are restricted and will vest annually in equal amounts over a five-year period as follows: twenty percent (20%) will vest on each of December 31, 2023, December 31, 2024¸ December 31, 2025, December 31, 2026, and December 31, 2027, subject to the grantee continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In conjunction with these offerings, the Company recognized $1.1 million of stock-based compensation expense during the year ended December 31, 2023, and expects future expense related to these offerings to total $2.1 million over the remaining vesting periods.

Stock-based compensation for services

The Company recognized $284 thousand and $2.4 million during the years ended December 31, 2023 and 2022, respectively, in stock-based compensation for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted. The difference in stock-based compensation for services on the statement of stockholders’ equity as compared to the statement of cash flows for the years ended December 31, 2023 and 2022, was driven by approximately $2.3 million in shares awarded to a consultant who served as an advisor on the QPhoton Merger, comprised of 750,000 shares of common stock to Draper, Inc. and 750,000 shares of common stock to Carriage House Capital, Inc. The expense was recognized in 2022 at the time of the merger, though the shares were not awarded and issued until 2023. Also in 2023, the Company issued 75,000 shares of common stock to FMW Media Works as compensation for services rendered in support of marketing and communications.

In 2022, the Company issued 157,000 shares of common stock as compensation for services rendered in support of business development activities.

Note 13 – Related Party Transactions

There were no related party transactions during the years ended December 31, 2023 and 2022.

Note 14 – Operating Leases:

The Company has use of space in five different locations, Hoboken, NJ, Tempe, AZ, Leesburg, VA, Arlington, VA, and Minneapolis, MN, under lease or membership agreements, which expire at various dates through October 31, 2028. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidate balance sheet as of December 31, 2023 (in thousands):

Year	Lease Payments Due
2024	$383
2025	576
2026	592
2027	516
2028	191
Total minimum payments	2,258
Less: imputed Interest	(1,298)
Present value of operating lease liabilities	960
Less: current portion included in other current liabilities	(120)
Long-term operating lease liabilities	840

Other information related to operating lease liabilities consists of the following:

	Year Ended December 31,
	2023	2022

Cash paid for operating lease liabilities (in thousands)	$411	$125
Weighted average remaining lease term in years	3.7	4.7
Weighted average discount rate	10%	10%

Note 15 – License Agreement – Stevens Institute of Technology

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

Consideration for the agreement

As consideration for the license and other rights granted under the agreement, QPhoton agreed to pay the following: (i) $35 thousand within 30 days of execution of the agreement, (ii) $28 thousand within 30 days of each annual anniversary of the effective date, (iii) equity in the Company equivalent to nine percent of the membership units of the Company within 30 days of the execution of the agreement, and (iv) royalties of 3.5% of the Net Sales Price of each licensed product sold or licensed by the Company during the quarter then-ended, for which it also received payment, concurrent with the delivery of the relevant quarterly report.

As of December 31, 2023, the Company has begun to commercialize some of the licensed technology, though the Company has not recorded any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 16 – Subsequent Events

On January 31, 2024, BV Advisory and its chief executive officer, Keith Barksdale (the “BV Defendants”), alleged stockholders of and claimants against the Company, filed a motion for reconsideration of his original 2023 motion to dismiss. The motion and our opposition were argued before the Superior Court of New Jersey (the “NJ Court”) on February 15, 2024. On March 7, 2024, the NJ Court issued an order, granting the BV Defendant’s motion dismissing the Company’s case on procedural grounds because, according to the NJ Court, the Company can assert its claims. On April 1, 2024, the Company filed a motion in New Jersey Superior Court for reconsideration of the Court’s March 7, 2024 order dismissing the Company’s defamation and fraud complaint (the “QCi v BV Complaint in NJ Court”) against the BV Defendants on procedural grounds. On May 1, 2024, the NJ Court affirmed its initial order dismissing the case with prejudice and directed the Company to file its claims in Delaware. The Company, as plantiff on the QCi v BV Complaint in NJ Court, is currently evaluating whether it should file the claims in Delaware. On May 28, 2024, the Delaware Court of Chancery issued rulings dismissing the BV Advisory petition to appoint a receiver for the Company without prejudice and granting in part the Company’s motion to dismiss the BV Advisory lawsuit for breach of contract and related claims, dismissing eight of the ten counts in the complaint. The Parties are working with the Court to schedule briefing and resolution of the two remaining counts.

From January 1, 2024, through March 1, 2024, the Company repaid $2,094,378 of principal and accrued interest on the Streeterville Unsecured Note, for a cumulative redemption amount of $9,094,378. As of March 1, 2024, the Company had fully repaid the Streeterville Unsecured Note.

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Redemption Agreement”) with the current holders (the “Series A Holders”) of its Series A Preferred Stock. Pursuant to the Redemption Agreement, the Company agreed to redeem all outstanding shares of the Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments (each a “Monthly Redemption Threshold” payment), which may be accelerated at the Company’s sole discretion. In addition, the Series A Holders agreed to waive (the “Waivers”), on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Preferred Stock Certificate of Designation (the “Preferred Stock COD”), including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock Securities Purchase Agreement (the “Preferred Stock SPA”). In the event the Company opts to not make a Monthly Redemption Threshold payment, the Waivers are forfeited and the terms revert to those detailed in the Preferred Stock COD and Preferred Stock SPA. As of September 9, 2024, the Company has redeemed 496,698 shares of Series A Preferred Stock for a cumulative redemption amount of $2.7 million in cash paid to the Series A Holders. As of September 9, 2024 there are 993,306 shares of Series A Preferred Stock issued and outstanding.

On August 6, 2024, the Company entered into a Securities Purchase Agreement with Streeterville, pursuant to which the Company issued and sold to Streeterville a Secured Convertible Promissory Note (the “Streeterville Secured Convertible Note”) in the original principal amount of $8.25 million (the “Principal Amount”). The Principal Amount includes an original issue discount of $750 thousand. In exchange for the Streeterville Secured Convertible Note, Streeterville paid $7.5 million in cash. The Streeterville Secured Convertible Note accrues interest at a rate of 10% per annum and has a maturity date of 18 months from the Effective Date, unless earlier prepaid, redeemed or accelerated in accordance with its terms prior to such date. The Company intends to use the net proceeds from the sale of the Streeterville Secured Convertible Note primarily for general working capital purposes, including for (i) operations as the Company increases its sales and marketing efforts; (ii) capital expenditures in outfitting its chip fabrication facility in Tempe, AZ; and (iii) for any other planned or unplanned expenditures that might arise in support of the Company’s business plan. Ascendiant Capital Markets, LLC served as the placement agent on the transaction and received a fee of $450 thousand.

There are no other events of a subsequent nature that in management’s opinion are reportable.