Form 10-Q
period 2024-03-31
Quantum Computing Inc.
filed 2024-10-02
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2024

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

Yes ☐    No ☒

As of October 1, 2024, there were 91,345,140 shares outstanding of the registrant’s common stock.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUANTUM COMPUTING INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value date)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$6,101	$2,059
Accounts receivable	32	65
Inventory	155	73
Loans receivable, net of provision for credit losses of $286 and $279	286	279
Prepaid expenses and other current assets	253	180
Total current assets	6,827	2,656
Property and equipment, net	4,381	2,870
Operating lease right-of-use assets	986	1,051
Intangible assets, net	11,300	12,076
Goodwill	55,573	55,573
Other non-current assets	129	129
Total assets	$79,196	$74,355

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,681	$1,462
Accrued expenses	605	639
Financial liabilities, net of issuance costs	-	1,925
Deferred revenue	8	-
Other current liabilities	787	786
Total current liabilities	3,081	4,812
Operating lease liabilities	775	840
Total liabilities	3,856	5,652
Contingencies (see Note 10)
Mezzanine equity	7,740	-
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; 1,407 and 1,490 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; 3,080 shares of Series B Preferred Stock authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000 shares authorized; 91,345 and 77,451 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	205,967	200,635
Accumulated deficit	(138,376)	(131,940)
Total stockholders’ equity	67,600	68,703
Total liabilities and mezzanine and stockholders’ equity	$79,196	$74,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
		(Restated) (1)
Total revenue	$27	$121
Cost of revenue	16	56
Gross profit	11	65
Research and development	2,220	2,184
Sales and marketing	451	428
General and administrative	3,659	3,548
Operating expenses	6,330	6,160
Loss from operations	(6,319)	(6,095)
Non-operating income (expense)
Interest and other income	38	32
Interest expense, net	(155)	(427)
Change in value of warrant liability	-	353
Loss before income tax provision	(6,436)	(6,137)
Income tax provision	-	-
Net loss	(6,436)	(6,137)

Less: Series A convertible preferred stock dividends	-	(216)
Net loss available to common stockholders	$(6,436)	$(6,353)

Loss per share – basic and diluted	$(0.08)	$(0.11)
Weighted average shares used in computing net loss per common share – basic and dilutive	81,934	58,948

(1)	As described in Note 15 to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we have restated the condensed consolidated statement of operations for the three months ended March 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2024
		Series A				Additional		Total
	Mezzanine	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	$-	1,490	$-	77,451	$8	$200,635	$(131,940)	$68,703
Issuance of shares for cash	-	-	-	13,603	1	12,201	-	12,202
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)		(8,195)
Repurchase of redeemable shares	(455)	(83)	-	-	-	-	-	-
Stock-based compensation	-	-	-	218	-	1,212	-	1,212
Stock-based compensation for services	-	-	-	73	-	114	-	114
Net loss	-	-	-	-	-	-	(6,436)	(6,436)
Balances, March 31, 2024	$7,740	1,407	$-	91,345	$9	$205,967	$(138,376)	$67,600

	Three Months Ended March 31, 2023
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023 (Restated) (1)	1,500	$-	55,963	$6	$169,175	$(104,057)	$65,124
Issuance of shares for cash	-	-	3,022	-	6,354	-	6,354
Conversion of preferred stock	(10)	-	11	-	1	-	1
Preferred stock dividends	-	-	-	-		(216)	(216)
Stock-based compensation	-	-	-	-	643	-	643
Stock-based compensation for services	-	-	1,500	-	2,343	-	2,343
Net loss	-	-	-	-	-	(6,137)	(6,137)
Balances, March 31, 2023 (Restated) (1)	1,490	$-	60,496	$6	$178,516	$(110,390)	$68,132

(1)	As described in Note 15 to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we have restated the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
		(Restated) (1)
Cash flows from operating activities:
Net loss	$(6,436)	$(6,137)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	844	821
Amortization of issuance costs	138	212
Change in fair value of warrant liability	-	(353)
Provision for credit losses	7	-
Stock-based compensation expense	1,226	692
Stock-based compensation expense for services	59	154
Changes in operating assets and liabilities
Accounts receivable	33	(50)
Inventories	(82)	-
Prepaid expenses and other current assets	(86)	(94)
Other non-current assets	65	60
Accounts payable	219	50
Deferred revenue	8	-
Accrued expenses and other current liabilities	222	629
Other long-term liabilities	(65)	(282)
Net cash used in operating activities	(3,848)	(4,298)

Cash flows from investing activities:
Purchase of property and equipment	(1,579)	(379)
Net cash used in investing activities	(1,579)	(379)

Cash flows from financing activities:
Payments of financial liabilities, net of interest	(2,063)	-
Series A preferred stock dividend payments	(215)	(220)
Repurchase of Series A preferred stock	(455)	-
Proceeds from stock issuance related to ATM facility	12,202	6,354
Net cash provided by financing activities	9,469	6,134

Net increase in cash	4,042	1,457
Cash and cash equivalents, beginning of period	2,059	5,308
Cash and cash equivalents, end of period	$6,101	$6,765

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$250
Non-cash investing and financing activities:
Reclassification of Series A preferred stock to mezzanine equity	$8,195	$-

(1)	As described in Note 15 to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we have restated the condensed consolidated statement of cash flows for the three months ended March 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Note 1. Nature of the Organization and Business

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

Nature of Business

QCi is an American company utilizing integrated photonics and non-linear quantum optics to deliver quantum and ancillary products for high-performance computing applications based on patented and proprietary photonics technology. QCi’s products are designed to operate at room temperature and at very low power levels beyond the capabilities of other systems in the market. Our core photonics technology enables the execution of a go-to-market strategy which emphasizes accessibility and affordability. Our quantum machines enable subject matter experts (SMEs) and end users to deliver critical business solutions today in working with highly complex optimization problems.

The Company initially focused on providing software tools and applications for several commercially available quantum computers. However, following the June 2022 merger with QPhoton and its associated intellectual property and engineering team, the Company now offers integrated high-performance quantum systems, ancillary products and services.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. Cash and cash equivalents on hand were $6.1 million as of March 31, 2024. The Company has historically incurred losses and negative cash flows from operations. As of March 31, 2024, the Company also had an accumulated deficit of $138.4 million and working capital of $3.7 million. Furthermore, we have not achieved a level of sales adequate to support the Company’s cost structure and may need to raise additional funds in the next twelve months by selling additional equity or incurring debt. It is management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation:

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”), including Accounting Standards Codification (“ASC”) 810, Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 audited consolidated financial statements to conform to the presentation in the three months ended March 31, 2024. The reclassifications had no impact on consolidated net loss, total consolidated assets, total consolidated liabilities, or consolidated stockholders’ equity.

Risk and Uncertainties

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future consolidated financial position or consolidated results of operations or cash flows: new product development, including market receptivity; litigation or claims against the Company based on intellectual property, patent, product regulation or other factors; competition from other products; general economic conditions; the ability to attract and retain qualified employees; and, ultimately, to sustain profitable operations.

Use of Estimates:

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of goodwill and intangible assets, deferred tax assets, equity-based transactions and liquidity assessment. Actual results may differ from these estimates.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of March 31, 2024 and December 31 2023, the Company had $4.3 million and $2.1 million, respectively, in cash equivalents invested in mutual funds. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The revenue the Company has recognized in the three months ended March 31, 2024 and 2023 were primarily derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish a provision for credit losses, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. The customer accounts receivable as of March 31, 2024 and December 31, 2023 are considered fully collectible and thus management has not recorded a provision for credit losses.

Provision for Credit Losses

The Company estimates losses on loans and other financial instruments in accordance with Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit losses (“CECL”) methodology for estimating allowances for credit losses. The CECL framework requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supporting forecasts. Under CECL, the allowance for credit losses is measured as the difference between the financial asset’s cost basis and the net amount expected to be collected on the financial asset. CECL allows us to use information about past events including historical loan loss experience, current conditions, and reasonable and supportable forecasts to assess the collectability of the financial assets. The receivables for financial assets as of March 31, 2024 and December 31, 2023 are not considered fully collectible and thus management has recorded a provision for credit losses. See Note 9, Loan Receivable, for additional information.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first in-first out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenue. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, and the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our operating leases are comprised of office space leases, and as of March 31, 2024 and December 31, 2023, we had no finance leases.

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

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of March 31, 2024 and 2023, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

During the three months ended March 31, 2024 and 2023, the Company did not record any impairment from long-lived assets.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of March 31, 2024 and December 31, 2023, the Company had $4.3 million and $793 thousand, respectively, in Level 1 assets, comprised of U.S. Government mutual funds, and no carrying value for Level 3 liabilities, comprised of warrant liabilities. See Note 11, Capital Stock – Warrants, for a full discussion of the warrant liability.

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

Software Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility for software intended to be sold, licensed or otherwise marketed to customers will be capitalized, but development costs not meeting the criteria for capitalization are expensed as incurred. With respect to internal use software, the Company will capitalize such development costs incurred during the application development stage, but development costs incurred prior to that stage will be expensed as incurred. No amortization expense will be recorded until the software is ready for its intended use. To date the Company has not incurred any material capitalizable software development costs.

Stock-based Compensation

Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, accounting for actual pre-vesting forfeitures as they occur. We utilize the Black-Scholes pricing model in order to determine the fair value of stock-based option awards. The Black-Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Income Taxes

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

Note 3. Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(6,436)	$(6,137)
Less: Series A convertible preferred stock dividends	-	(216)
Net loss available to common stockholders – basic and diluted	$(6,436)	$(6,353)
Denominator:
Weighted average shares used in computing net loss per common share – basic and diluted	81,934	58,948
Net loss per common share - basic and diluted	$(0.08)	$(0.11)

Net loss per share is based on the weighted average number of the Company’s common shares and common share equivalents outstanding during the period.

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. Due to a net loss in the three months ended March 31, 2024 and 2023, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Warrants	2,918	6,182
Options	13,476	9,473
Unvested restricted common stock	1,499	-
Total potentially dilutive shares	17,893	15,655

As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period.

Note 4. Income Taxes

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of both temporary and permanent differences in the U.S. GAAP vs tax treatment of certain types of expenses, including stock-based compensation, depreciation and amortization, research and development and meals and entertainment. Additionally, the Company's policy is to account for interest and penalties as income tax expense. As of March 31, 2024 and December 31, 2023, the Company had no interest related to unrecognized tax benefits, and no amounts for penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

As of March 31, 2024, in addition to the $14.3 million in tax-effected NOL carryforwards, at an assumed tax rate of 26%, the significant components of the Company’s net deferred tax assets included stock-based compensation of $11.2 million, capitalized research and development expenditures of approximately $1.8 million and an intangible asset basis difference of approximately $700 thousand. The Company believes that it is more likely than not that the benefit from the net deferred tax assets will not be realized. Accordingly, it has provided a full valuation allowance on any potential deferred tax assets. The valuation allowance increased by approximately $1.7  million for the period ended March 31, 2024 as compared to the year ended December 31, 2023. The provision for income taxes is not material in the years presented due to there being no taxable income.

The Company has federal R&D credit carryforwards of approximately $250,000 for the period ended March 31, 2024, which will be applied against payroll taxes, not against income taxes. The Company has no state R&D credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, with varying statutes of limitations. The tax years from inception through 2024 remain open to examination due to the carryover of unused net operating losses that are being carried forward for tax purposes.

Note 5. Intangible Assets and Goodwill

As a result of the merger with QPhoton in June 2022 (the “QPhoton Merger”), the Company has the following amounts related to intangible assets (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(1,987)	$1,264	$3,251	$(1,715)	$1,536
Website domain name and trademark	1,009	(370)	639	1,009	(320)	689
Technology and licensed patents	12,731	(3,334)	9,397	12,731	(2,880)	9,851
Total	$16,991	$(5,691)	$11,300	$16,991	$(4,915)	$12,076

The amortization expense of the Company’s intangible assets for the three months ended March 31, 2024 and 2023 was $776 thousand. The Company expects future amortization expense to be the following (in thousands):

Amortization
2024 (remaining nine months)	$2,328
2025	2,472
2026	2,021
2027	1,903
2028	1,819
Thereafter	757
Total	$11,300

The Company recorded goodwill resulting from the QPhoton Merger, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $55.6 million resulting from the QPhoton Merger.

The Company tested the intangible assets and goodwill for impairment as of March 31, 2024 and concluded there was no impairment of intangible assets or goodwill at that time.

Note 6. Property and Equipment

The Company’s property and equipment are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	March 31, 2024	December 31, 2023
Computer and lab equipment	$4,468	$2,999
Network equipment	29	29
Furniture and fixtures	32	32
Software	63	49
Leasehold improvements	129	33
Total cost of property and equipment	4,721	3,142
Accumulated depreciation	(340)	(272)
Property and equipment, net	$4,381	$2,870

The Company recorded depreciation expense of $68 thousand and $203 thousand during the three months ended March 31, 2024 and 2023, respectively, using useful lives of the Company’s long-lived assets as follows:

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

Note 7. Operating Leases

As of March 31, 2024, the Company has use of space in four different locations, Hoboken, NJ, Tempe, AZ, Arlington, VA, and Minneapolis, MN, under lease or membership agreements, which expire at various dates through October 31, 2028. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of March 31, 2024 (in thousands):

Year	Lease Payments Due
2024 (remaining nine months)	$321
2025	341
2026	350
2027	266
Total minimum payments	1,278
Less: imputed interest	(247)
Present value of operating lease liabilities	1,031
Less: current portion included in other current liabilities	(256)
Long-term operating lease liabilities	$775

Other information related to operating lease liabilities consists of the following (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023

Cash paid for operating lease liabilities (in thousands)	$66	$94
Weighted average remaining lease term in years	3.5	4.4
Weighted average discount rate	10%	10%

Note 8. Financial Liabilities

The Company has the following amounts related to financial liabilities (in thousands):

	March 31, 2024	December 31, 2023
Remaining loan balances	$-	$2,063
Remaining unamortized debt issuance costs	-	(138)
Financial liabilities, net of issuance costs	$-	$1,925

Additionally, the Company has no accrued interest and $14 thousand as of March 31, 2024 and December 31, 2023, respectively, which was included in other current liabilities.

Unsecured Promissory Note

On September 23, 2022, the Company entered into a note purchase agreement (the “Unsecured NPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which Streeterville purchased an unsecured promissory note (the “Note” or the “Streeterville Unsecured Note”) in the initial principal amount of $8.25 million (the “Streeterville Unsecured Note Principal Amount”). The Note bore interest at 10% per annum, had a maturity date of 18 months from the date of its issuance And carried an original issue discount of $750 thousand, which is included in the principal balance of the Note.

Beginning on the date that is six months after the issuance date of the Note, Streeterville had the right to redeem up to $750 thousand of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company paid the applicable Redemption Amount in cash to Streeterville within three trading days of the Company’s receipt of such Redemption Notice. As of March 31, 2024, Streeterville has redeemed the full Streeterville Unsecured Note Principal Amount. There was an outstanding balance of $1.9 million as of December 31, 2023. As of March 31, 2024, there was no outstanding balance and the Company has no further obligations with respect to the Unsecured NPA or Note.

For a full discussion of the terms and conditions of the Note, see the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2023.

Note 9. Loan Receivable

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

The Company reserved $286 thousand of the outstanding $572 thousand receivable as uncollectible based on credit risk in the unaudited condensed consolidated financial statements as of March 31, 2024, and $279 thousand of the outstanding $558 thousand receivable as of December 31, 2023.

Note 10. Contingencies

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

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our consolidated financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

See Part II, Item 1, Legal Proceedings, in this Form 10-Q for additional details on the status of motions on the following proceedings.

BV Advisory v. QCi Breach Lawsuit

As part of our business combination with QPhoton in June 2022, we acquired a payable to BV Advisory based on a Note Purchase Agreement that QPhoton had entered into with BV Advisory on March 1, 2021. The Company has recorded an estimated payable (the “BV Advisory Payable”), recognized as other current liabilities on the unaudited condensed consolidated financial statements, based on best available information in the amount of $536 thousand as of March 31, 2024 and December 31, 2023.

On August 16, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware (the “DE Chancery Court”) naming the Company and certain of its directors and officers (among others) as defendants seeking, among other relief, monetary damages. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. BV Advisory’s claims are not covered by the Company’s liability insurance, nor does the Company believe it is necessary to accrue an amount in addition to the BV Advisory Payable at this time.

BV Advisory v. QCi Appraisal Action

BV Advisory Partners, LLC (“BV Advisory”) was purportedly a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). BV Advisory, rejected the Merger Consideration and on October 13, 2022, commenced litigation by filing a petition in the DE Chancery Court seeking appraisal rights on the shares of QPhoton it allegedly owned (which shares represented 10% of the shares of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton). The Company included BV Advisory’s purported ownership of QPhoton in the purchase price accounting for the QPhoton Merger.

The Company’s total purchase price of QPhoton was approximately $71.0 million, or $69.9 million net of cash acquired, consisting of Company common stock, Series B Preferred Stock and QPhoton Warrants. While the total shares of the Company’s common stock on an as-converted basis offered in the QPhoton Merger was 36,600,823 (the “Merger Consideration”), the fair market valuation contemplated 31,299,417 of the shares, which assumed full conversion of the 2,377,028 shares of Series B Preferred Stock to common stock at the 10:1 ratio, and that only 1,726,931 of the warrants to purchase up to 7,028,337 shares of the Company’s common stock (the “QPhoton Warrants”) would eventually be exercised (specifically only the QPhoton Warrants for which the associated Company options and/or warrants had an exercise price at or below $2.27 at the time of the Transaction).

Accordingly, as of March 31, 2024 and 2023, the Company has neither issued 2,957,251 shares of the Company’s common stock on an as converted basis (the “Unissued QPhoton Shares”) nor 702,834 warrants to purchase shares of the Company’s common stock (the “Unissued QPhoton Warrants”) that were included in the Merger Consideration. The Unissued QPhoton Shares are included in the statement of stockholder’s equity as additional paid in capital as of as of March 31, 2024 and 2023, and the Unissued QPhoton Warrants have no carrying value as a liability on the Company’s consolidated balance sheet as of March 31, 2024.

Note 11. Capital Stock

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

The Preferred Warrants were two-year warrants to purchase shares of the Company’s common stock at an exercise price of $7.00 per share, subject to adjustment, were exercisable at any time on or after the date that was six months following the issuance date, and provided for cashless exercise in the event the underlying shares of the Company’s common stock are not registered. As of December 31, 2023, all of the Preferred Warrants had expired unexercised.

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

On April 27, 2022 the Company filed a Resale Form S-3 as required by the Registration Rights Agreement. The Resale Form S-3 went effective on June 2, 2022.

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

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Redemption Agreement”) with the current holders (the “Series A Holders”) of its Series A Preferred Stock. Accordingly, $8.125 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s condensed consolidated balance sheet as of March 31, 2024, in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks". The Mezzanine Equity is valued at the date of the Private Placement issuance. Pursuant to the Redemption Agreement, the Company agreed to redeem all outstanding shares of the Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments (each a “Monthly Redemption Threshold” payment), which may be accelerated at the Company’s sole discretion. In addition, the Series A Holders agreed to waive (the “Waivers”), on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Preferred Stock Certificate of Designation (the “Preferred Stock COD”), including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock Securities Purchase Agreement (the “Preferred Stock SPA”). In the event the Company opts to not make a Monthly Redemption Threshold payment, the Waivers are forfeited and the terms revert to those detailed in the Preferred Stock COD and Preferred Stock SPA. As of March 31, 2024, the Company had redeemed 82,783 shares of Series A Preferred Stock for a cumulative redemption amount of $455 thousand in cash paid to the Series A Holders. As of March 31, 2024 and December 31, 2023, there were 1,407,221 and 1,490,004 shares of Series A Preferred Stock, respectively, issued and outstanding.

Authorized Classes of Stock

As of March 31, 2024, the Board has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as the Series A Preferred stock, par value $0.0001 per share, of which 1,407,221 and 1,490,004 shares are issued and outstanding at March 31, 2024 and December 31, 2023, respectively. The Board has also authorized 3,079,864 shares of preferred stock as the Series B Preferred Stock, par value $0.0001 per share, none of which are issued and outstanding as of March 31, 2024 and December 31, 2023.

At-the-Market-Facility

For the period ended March 31, 2024, the Company sold 13,602,940 shares of the Company’s common stock through its At-The-Market (“ATM”) facility, managed by Ascendiant Capital Markets, LLC, at an average price of $0.92. The Company received net proceeds of $12.2 million. For the three months ended March 31, 2023, the Company sold 3,021,632 shares at an average price of $2.17 and received net proceeds of $6.4 million.

Warrants

The table below summarizes the warrants outstanding at March 31, 2024 (in thousands, except exercise price data):

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

In connection with the QPhoton Merger on June 16, 2022, the Company issued 6.3 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of March 31, 2024, none of the QPhoton Warrants linked to the outstanding Underlying Options are expected to be exercised as the exercise prices of the Underlying Options are above the closing stock price as of March 31, 2024. The 6.3 million issued warrants represent a portion of the 7.0 million warrants included in the Merger Consideration, having been received by two QPhoton shareholders. A third alleged shareholder rejected the Merger Consideration and commenced litigation in DE Chancery Court (see Part II, Item 1, Legal Proceedings, for additional information), and to date that litigation has not been resolved and the 702,834 warrants have not been issued.

Accordingly, as of March 31, 2024 and 2023, we had only issued 6.3 million of the QPhoton Warrants, of which approximately 56% have been forfeited as of March 31, 2024, because the corresponding Underlying Options had expired or forfeited. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants issued on June 16, 2022, are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. Accordingly, the Company recognized mark-to-market gains of $353 thousand during the three months ended March 31, 2023, with an ending balance of $175 thousand as of March 31, 2023. As of March 31, 2024, the QPhoton Warrants have no carrying value as a liability on the Company’s consolidated balance sheet and there was no mark-to-market adjustment recognized during the three months ended March 31, 2024.

Note 12. Stock-based Compensation

Incentive Plans

The Company’s 2019 Equity and Incentive Plan, as amended in 2021 (the “2019 Plan”) enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3 million shares of the Company’s common stock. All 3 million shares available for issue under the 2019 Plan have been issued.

On July 5, 2022, the Board of Directors adopted the Company’s 2022 Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16 million shares of the Company’s common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. Per the 2022 Plan, the 2022 Plan reserves increased automatically by 1 million shares on January 1, 2023 and January 1, 2024, providing for a total issuance of up to 18 million shares of the Company’s common stock. As of March 31, 2024, a total of 13,027,563 shares and options were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the three months ended March 31, 2024:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2024	13,843,499	$2.64	3.7
Granted	-	-	-
Exercised	-	-	-
Forfeited	(815,937)	2.40	-
Balance as of March 31, 2024	13,027,562	$2.66	3.5
Vested and exercisable as of March 31, 2024	8,428,994	$3.27	3.2

The Company did not grant any options during the three months ended March 31, 2024. The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2023:

Three Months Ended
March 31,
2023
Exercise price	$1.84 – 1.84
Risk-free interest rate	4.7 – 4.7%
Expected volatility	122.2 – 136.9%
Expected dividend yield	-%
Expected life of options (in years)	5.0

The following table summarizes the exercise price range as of March 31, 2024 (in thousands, except exercise price data):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 – 1.00	180	10
$1.00 – 2.00	5,448	1,791
$2.00 – 3.00	5,880	5,127
$3.00 – 6.00	38	29
$6.00 – 7.00	665	660
$7.00 – 12.00	818	812
	13,028	8,429

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2023 was $1.38 per share. There is no comparable figure for the three months ended March 31, 2024, as the Company did not grant any stock options granted during the period. As of March 31, 2024, total unrecognized compensation cost related to common stock options was $4.6 million, which is expected to be recognized over a period of 3.8 years.

Stock-based Compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Research and development	$694	$362
Selling and marketing	68	(192)
General and administrative	464	522
Total stock-based compensation	$1,226	$692

For the three months ended March 31, 2024 and 2023, the statement of stockholders’ equity was lower by $14 thousand and lower by $49 thousand, respectively, as compared to the statement of cash flows for timing differences between award dates and the realization of stock-based compensation expense. The expense for the three months ended March 31, 2024 is primarily attributable to vesting expense recognition, offset by insignificant pre-vesting forfeitures of common stock options for separated employees.

In terms of new issuances, the Company issued 218 thousand shares of common stock to former executives in the three months ended March 31, 2024 per their respective employment and separation agreements (the “Separation Agreement Shares”). The Company did not issue any stock grants during the three months ended March 31, 2024. In conjunction with The Separation Agreement Shares, the Company recognized $197 thousand of stock-based compensation expense during the three months ended March 31, 2024, and does not expect future expense related to these offerings as they are fully vested.

Stock-based Compensation for Services

The Company recognized stock-based compensation expense for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted, in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
General and administrative	$59	$154
Total stock-based compensation for services	$59	$154

The difference in stock-based compensation for services on the statement of stockholders’ equity as compared to the statement of cash flows for the years ended March 31, 2024 and 2023 of $55 thousand and $2.2 million, was driven by timing differences between award dates and the realization of stock-based compensation expense.

In terms of new issuances, the Company issued 73 thousand and 1.5 million shares of common stock for services in the three months ended March 31, 2024 and 2023, respectively.

Note 13. Related Party Transactions

There were no related party transactions during the three months ended March 31, 2024 and 2023.

Note 14. License Agreement – Stevens Institute of Technology

Effective December 17, 2020, QPhoton signed a License Agreement with the Stevens Institute (the “Stevens License Agreement”). The Stevens License Agreement enables the Company to commercially use technology such as licensed patents, licensed patent applications and licensed “Know-How” and is also able to issue sublicenses for the technology under the agreement. The agreement is effective until the later of: (i) the 30-year anniversary of the effective date, or (ii) the expiration of the licensed patent or licensed patent application that is last to expire. As part of the merger of the Company and QPhoton, the Stevens License Agreement was assigned to the Company.

During the term of the Stevens License Agreement and prior to any commercialization or sublicensing of the technology by the Company, the Company is required to submit annual reports to the Stevens Institute reporting on all research, development, and efforts toward commercialization and/or sublicensing made during the year. Once any commercialization and/or sublicensing has been initiated, the Company will deliver quarterly reports to the Stevens Institute reporting on the revenue received by the Company, all sublicenses derived from the sale of licensed products, and the net sales price associated with each transaction. The Company will be responsible for reimbursing Stevens for any costs associated with the prosecution and maintenance of the licensed patents and licensed patent applications moving forward.

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

As of March 31, 2024 the Company has begun to commercialize some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 15. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2023, and our subsequent retention of BPM LLP to replace BF Borgers CPA PC as our independent registered public accounting firm, management became aware of various adjustments to be recorded to our consolidated financial statements. Accordingly, on September 11, 2024, we filed Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Amendment”), amending our consolidated balance sheets as of December 31, 2023 and 2022, and amending our consolidated statements of operations, our consolidated statements of stockholders’ equity, and our consolidated statements of cash flows for the years ended December 31, 2023 and 2022 primarily with regard to the purchase accounting of the QPhoton Merger, stock-based compensation accounting, financing costs, and other matters. The restated consolidated financial statements in the 2023 Amendment also reflect the correction of certain previously-identified errors and out-of-period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and have been restated in the 2023 Amendment to properly reflect the corrections in the appropriate periods.

In this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we amended our consolidated statements of operations, our consolidated statements of stockholders’ equity, and our consolidated statements of cash flows for the three months ended March 31, 2023 (the “Previously Issued Financial Statements”). The Previously Issued Financial Statements restate and revise items in line with the disclosures and reclassifications discussed in the 2023 Amendment. The aggregate impact of these errors on our condensed consolidated statement of operations for the three months ended March 31, 2023, is a decrease in net loss of $2.4 million. The aggregate impact of these errors on the Company’s condensed consolidated balance sheet for the three months ended March 31, 2023, is (i) decreased intangible and goodwill assets of $9.9 million; (ii) decreased liabilities of $1.2 million; and (iii) decreased stockholder’s equity of $8.8 million.

Note 16. Subsequent Events

In April, May, July and August 2024, the Company redeemed 416,915 shares of Series A Convertible Preferred in five payments of $455 thousand each for a cumulative redemption amount of $2.3 million. As of October 1, 2024, the Company has redeemed 496,698 shares of Series A Preferred Stock for a cumulative redemption amount of $2.7 million in cash paid to the Series A Holders. As of October 1, 2024 there are 993,306 shares of Series A Preferred Stock issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed Quantum Computing, Inc. (the “Company,” “QCi,” “we,” “our,” and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

As discussed in Note 15, Restatement of Previously Issued Financial Statements, in the accompanying notes to our unaudited condensed consolidated financial statements, we have restated our previously-issued consolidated financial statements as of and for the year ended December 31, 2023; accordingly, the following has been prepared giving effect to such restatement.

Overview

QCi is a development stage company. Our strategy is to create a range of accessible and affordable quantum machines and photonics chips for use by commercial and government markets. We have developed and continue to primarily develop quantum and photonics products for high-performance computing applications based on patented and proprietary technology. Our technology is central to our strategy because we believe that it enables us to leverage the advantages of size, weight, power and cost (over competing cryogenic products) to drive market adoption and volume of sales. Specifically, our products are designed to operate at room temperature and at very low power levels at an affordable cost.

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

Our longer-term product development plan is to migrate product designs based on discrete components to a set of optical integrated circuits built on wafers using a crystalline material called lithium niobate (“Thin Film Lithium Niobate” or “TFLN”). The Company believes that TFLN is an excellent material for design and implementation of optical integrated circuits (“TFLN Chips”) suitable for our quantum computing and sensing products because it is crystal based and hence can have optical waveguides directly etched into the material. QCi possesses strong domain experience and intellectual property in TFLN design and chip fabrication and has completed initial production of several specialty devices such as electro-optical modulators (“EOM’s”). TFLN EOM’s have the advantages of large bandwidth, low power consumption, and small size. The Company has begun buildout of a state-of-the-art TFLN chip manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona. The Company’s understanding is that this could be the nation’s first dedicated optical integrated circuit manufacturing foundry using TFLN wafers to achieve quantum effects and superior optical interconnects for data centers. Our plan for the facility is to produce a range of custom lithium niobate chips for use in our own product lines as well as chips for sale in the commercial market. The Company has plans to support this initiative by applying for funding for distinct uses under both the Title 17 Clean Energy Financing Program managed by the US Department of Energy’s Loan Programs Office and also the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the “CHIPS Act”), which specifically includes $39 billion in manufacturing incentives and $13 billion to support new research and development.

We believe that the practical benefits to the customer of QCi’s core offerings are:

●	Powerful performance in speed and quality of solution for large complex optimization problems

●	Plug and play compatibility with existing IT infrastructure

●	Low power consumption – normal operation under 80 watts

●	Scalability with potential for migration to nanophotonic system-on-a-chip designs

The Company has limited operations, has generated limited revenue based on sales of products and related services to date, and is expanding our sales and marketing efforts to support our current portfolio of commercially-available products and planned TFLN Chips.

Market Opportunity

Despite enormous growth in the capabilities of conventional computers and silicon microprocessors, some of the world’s most important computational problems are still considered impractical to solve in a reasonable period of time. Quantum computing represents a potential alternative approach to solving those problems because quantum computers apply the properties of quantum physics to operate in a fundamentally different way. Conventional computer chips use binary bits (ones and zeros) to represent information. Quantum computers utilize qubits (quantum bits), which leverage some of the properties of quantum physics, namely superposition and entanglement, to process computations that would be intractably difficult using conventional computers. Quantum machines are intrinsically able to search very large solution spaces using these quantum effects and are thereby able to perform optimization calculations in polynomial time vs. exponential time.

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

The investments we are making in Quantum Optical Chips and devices will continue to increase our operating costs and may decrease our operating margins. Components for our devices are primarily manufactured by third parties. Some of our products contain certain components for which there are very few qualified suppliers. Extended disruptions at these suppliers could impact our ability to manufacture devices on time to meet consumer demand.

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

Results of Operations

Our results of operations for the three months ended March 31, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Revenue:
Total revenue	$27	$121	(78)%
Gross profit	11	65	(83)%
Gross profit margin	41%	54%	(24)%
Operating expenses:
Research and development	2,220	2,184	2%
Sales and marketing	451	428	5%
General and administrative	3,659	3,548	3%
Total operating expenses	6,330	6,160	3%
Loss from operations	(6,319)	(6,095)	4%
Non-operating income and (expense):
Interest and other income	38	32	19
Interest expense, net	(155)	(427)	(64)%
Change in value of warrant liability	-	353	(100)%
Total non-operating income (expense)	(117)	(42)	179%
Net loss	$(6,436)	$(6,137)	5%

Revenues

The Company’s revenues consist of (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Products	$-	$-	-%
Services	27	121	(78)%
Total	$27	$121	(78)%

Revenues for the three months ended March 31, 2024 were $27 thousand compared to $121 thousand for the comparable prior year period, a decrease of $94 thousand or 78%. The decrease in revenues is primarily due to changes in the number of, size of and level of effort performed on active customer proof-of-concept and research and development contracts during the three months ended March 31, 2024. Revenue in the current reporting period is derived from professional services provided to multiple government and commercial customers under multi-month contracts.

Cost of Revenues

Cost of revenues, which consists of direct labor expenses, primarily salary expense for engineering and solutions staff delivering services, was $16 thousand for the three months ended March 31, 2024 compared to $56 thousand for the comparable prior year period, a decrease of $40 thousand or 71%. The decrease is primarily due to the decrease in direct labor expense required to perform on the contracts in the current quarter compared to the prior year period.

Gross Margin

Gross margin for the three months ended March 31, 2024 was $11 thousand and 41%, respectively, compared to $65 thousand and 54%, respectively, for the comparable prior year period, a decrease of $54 thousand and 83%, respectively. The change was nearly entirely the result of a reduction in contractual service revenue where the cost of goods sold was defined under the terms of our general professional services obligation. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in significant differences in gross margin between reporting periods.

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2024 and 2023 is set forth in the below tables (in thousands, except percentages).

	Three Months Ended March 31,
	2024	2023	% Change
Research and development	$2,220	$2,184	2%

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

Research and development expenses for the three months ended March 31, 2024 did not significantly change with increases in stock-based compensation offset by decreases in bonus as the Company sought to create long-term incentives to retain key technical employees. See Note 12, Stock-based Compensation, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

	Three Months Ended March 31,
	2024	2023	% Change
Sales and marketing	$451	$428	5%

Selling and marketing expenses, which consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs, also contributed to the decrease in selling and administrative expenses. Selling and marketing expenses for the three months ended March 31, 2024 did not significantly change.

	Three Months Ended March 31,
	2024	2023	% Change
General and administrative	$3,659	$3,548	3%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three months ended March 31, 2024 did not significantly change, with changes primarily attributable to increases in severance expense and stock-based compensation expense for the Separation Agreement Shares, offset by pre-vesting forfeitures for certain consultants that separated during the three months ended March 31, 2024.

Non-operating Income (Expense)

The following table summarizes our non-operating income (expense) for the three months ended March 31, 2024 and 2023 (in thousands, except percentages).

	Three Months Ended March 31,
	2024	2023	% Change
Interest and other income	$38	$32	19%
Interest expense, net	(155)	(427)	64%
Change in value of warrant liability	-	353	(100)%
Other income (expense)	$(117)	$(42)	(179)%

The increase in other expense for the three months ended March 31, 2024 compared to the comparable prior year period is primarily the result of no gain in value of the warrant liability recognized during the three months ended March 31, 2024, offset by decreased interest expense, net.

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The decrease in interest expense in 2024 compared to 2023 was attributable to borrowings outstanding under the Streeterville Unsecured Note which was paid-in-full as of March 1, 2024. See Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

The gain on change in value of warrant liability is primarily comprised of mark-to-market adjustments for the QPhoton Warrants, which have had no carrying value as of March 31, 2024 and December 31, 2023. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the exercise price of the Underlying Options, as defined below. See Note 11, Capital Stock - Warrants, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information on the QPhoton Warrants.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. Through March 31, 2024, the Company has raised $65.8 million through private and public placements of equity and $12.6 million through private placements of convertible promissory notes and other debt for a total of $78.4 million. The Company has no lines of credit or short-term debt obligations outstanding when excluding the remaining debt issuance costs. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. As of March 31, 2024, the Company had cash and cash equivalents of $6.1 million.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures to fund business operations and continue to invest in ongoing research and development for our non-linear quantum optical products and photonics chips. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our cash needs through public and/or private equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, banking collapses, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our product development and go-to-market efforts. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. There can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

The following table summarizes total consolidated current assets, liabilities and working capital at March 31, 2024, compared to December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023	Change
Current Assets	$6,827	$2,656	$4,171
Current Liabilities	$3,081	$4,812	$(1,731)
Working Capital (Deficit)	$3,746	$(2,156)	$5,902

At March 31, 2024, we had working capital of $3.7 million as compared to a working capital deficit of $2.2 million at December 31, 2023, an increase of $5.9 million. The increase in working capital is primarily attributable to an increase in cash proceeds from issuance of the common stock using the Company’s ATM facility, offset by the use of cash to pay for operating expenses and capital investments in property and equipment.

Cash Flows

The following table summarizes our cash flow for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,848)	$(4,298)
Net cash used in investing activities	(1,579)	(379)
Net cash provided by financing activities	9,469	6,134
Net increase in cash, cash equivalents, and restricted cash	$4,042	$1,457

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $3.8 million and $4.3 million, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock-based compensation and depreciation and amortization; the prior year comparable period also included adjustments for a mark-to-market gain on the QPhoton Warrant liability.

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $1.6 million and approximately $400 thousand, respectively, and was attributable to our purchase of computer hardware, laboratory and TFLN Chip manufacturing equipment. The increase in investment in the current period is primarily due to the purchase of additional equipment in establishing the Company’s TFLN Chip manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona.

Net cash provided by financing activities was $9.5 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively. Cash flows provided by financing activities during the three months ended March 31, 2024 were attributable to use of the ATM facility to sell shares of our common stock, offset by repayments on the Streeterville Unsecured Note and redemptions of Series A Preferred shares. Cash flows provided by financing activities during the period ended March 31, 2023 were attributable to the use of the ATM facility to sell shares of our common stock.

On a long-term basis, our liquidity is dependent on the continuation and expansion of operations and receipt of revenues. Demand for the products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. As most of our revenues will be from the sales of our products and services, our business operations may be adversely affected by the actions of our competitors and prolonged recession periods

Critical Accounting Estimates

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our unaudited condensed consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our unaudited condensed consolidated financial statements.

Fair Value of Stock-based Compensation and Derivatives

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation. Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, accounting for actual forfeitures as they occur. We utilize the Black-Scholes pricing model in order to determine the fair value of stock-based option awards. The Black-Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

As of March 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of approximately $55 million, or $14.3 million on a tax-effected basis. We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of March 31, 2024, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits may be recognized by the end of 2024.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our unaudited condensed consolidated financial statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, the Company does not have sufficient accounting staff to enable proper segregation of duties.

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

BV Advisory v. QCi Appraisal Action

BV Advisory Partners, LLC (“BV Advisory”) was purportedly a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). On October 13, 2022, BV Advisory filed a petition in the DE Chancery Court seeking appraisal rights (the “Appraisal Petition”) on the shares of common stock of QPhoton it allegedly owns (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The parties agreed to suspend discovery pending resolution of outstanding motions in two related cases. As of October 1, 2024, BV Advisory does not have counsel retained on the Appraisal Petition, and the Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

BV Advisory v. QCi Breach Lawsuit

On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory. Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, QPhoton and BV Advisory entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured two years from the grant date. On June 16, 2022, the effective date of our acquisition of QPhoton, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,684.24, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022, BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes.

On August 16, 2022, BV Advisory filed a complaint in the DE Chancery Court naming the Company and certain of its directors and officers (among others) as defendants (the “Breach Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). BV Advisory is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, as well as monetary damages for alleged breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC (“BGH”), Inference Ventures, LLC (“Inference Ventures”) and QPhoton. BV Advisory and its affiliates claim that pursuant to the letter of intent they had the right to acquire additional shares in QPhoton by investing $2.5 million in QPhoton. BV Advisory claims QPhoton refused to allow BV Advisory to purchase the equity. However, BV Advisory never made the additional investment in QPhoton. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. The Company filed a motion to dismiss most of the Breach Lawsuit, and on May 28, 2024 the DE Chancery Court dismissed eight of the ten counts in the BV Advisory complaint. On July 24, 2024 the DE Chancery Court entered an Order dismissing those eight counts with prejudice.

As of October 1, 2024, the parties are preparing for a conference with the DE Chancery Court to be held in October to discuss a schedule for resolving other pending motions in the Breach Lawsuit, as well as the Appraisal Petition, pending BV Advisory retaining counsel in the latter action.

QCi v. BV Advisory Defamation Lawsuit

On December 30, 2022 the Company, QPhoton and Robert Liscouski (the “Quantum Plaintiffs”) filed suit in the Superior Court of New Jersey (the “NJ Court”) against Keith Barksdale, Michael Kotlarz, BV Advisory, BGH, Power Analytics Global Corporation (“PAG”), and Inference Ventures (and together with Barksdale, Kotlarz, BV Advisory, BGH, and PAG the “BV Defendants”), alleging fraud, aiding and abetting fraud, defamation, and conspiracy to defraud, seeking monetary and injunctive relief (the “Defamation Lawsuit”). The Company claims that the BV Defendants have made numerous public statements defaming the Company and its management in furtherance of a plan to manipulate the trading prices of the Company’s common stock, and that the BV Defendants misrepresented their ownership in QPhoton and conspired to acquire additional shares of QPhoton at the Company’s expense. The BV Defendants filed a motion to dismiss the complaint on March 24, 2023, and on June 5, 2023, the NJ Court largely denied the BV Defendants’ motion. On January 31, 2024, the BV Defendants filed a motion for reconsideration of their motion to dismiss. On March 7, 2024, the NJ Court issued an order, granting the BV Defendant’s motion dismissing the Company’s case on procedural grounds because, according to the NJ Court, the Company can assert its claims against Defendants in the Delaware courts. The Company filed a motion for reconsideration of the order dismissing the case, which was argued on April 30, 2024. On May 1, 2024 the NJ Court affirmed its initial order dismissing the case and directed the Company to file its claims against the BV Defendants in Delaware. The Company is currently evaluating whether it should file the claims in Delaware and does not have sufficient information at this time to assess the potential impact of the action against the BV Defendants.

BV Advisory Receivership Petition

On July 27, 2023, BV Advisory and its managing member, Keith Barksdale, as alleged stockholders of and claimants against the Company, filed a petition in the DE Chancery Court to appoint a receiver for the Company based on allegations that the Company is insolvent due to purported poor corporate governance and cash management. The petition also objects to the Company’s approach to raising capital. In a related motion, the petitioners also sought expedited treatment of the petition on July 28, 2023, alleging that they face a threat of irreparable harm. The Company strongly disagrees with the allegations in the petition. On August 23, 2023, the Company filed a motion to dismiss the petition. The Company’s motion to dismiss and BV Advisory’s motion for expedited treatment were argued before the DE Chancery Court on October 11, 2023. The DE Chancery Court denied BV Advisory’s motion to expedite and on May 28, 2024 the DE Chancery Court granted the Company’s motion to dismiss the petition without prejudice.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Separation Agreement, dated as of March 15, 2024, by and between Quantum Computing Inc. and Robert Liscouski	10-K	10.26	04/01/24
10.2	Director Agreement, dated as of March 8, 2024, by and between Quantum Computing Inc. and Robert Liscouski	10-K	10.27	04/01/24
10.3	Modification 1 to Consulting Services Agreement, dated as of January 2, 2024, by and between Quantum Computing, Inc. and Christopher Roberts	10-K	10.32	04/01/24
10.4	Redemption and Waiver Agreement, dated as of March 19, 2024	8-K	10.1	03/25/24
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: October 2, 2024	By:	/s/ Dr. William McGann
Dr. William McGann
Principal Executive Officer

	By:	/s/ Christopher Boehmler
Christopher Boehmler
Principal Financial Officer and Principal Accounting Officer