Form 10-Q
period 2024-06-30
Quantum Computing Inc.
filed 2024-10-02
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUANTUM COMPUTING INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value data)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$2,526	$2,059
Accounts receivable	56	65
Inventory	266	73
Loans receivable, net of provision for credit losses of $295 and $279	295	279
Prepaid expenses and other current assets	272	180
Total current assets	3,415	2,656
Property and equipment, net	5,387	2,870
Operating lease right-of-use assets	923	1,051
Intangible assets, net	10,524	12,076
Goodwill	55,573	55,573
Other non-current assets	133	129
Total assets	$75,955	$74,355

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,672	$1,462
Accrued expenses	327	639
Financial liabilities, net of issuance costs	-	1,925
Deferred revenue	104	-
Other current liabilities	790	786
Total current liabilities	2,893	4,812
Operating lease liabilities	708	840
Total liabilities	3,601	5,652
Contingencies (see Note 10)
Mezzanine equity	6,829	-
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; 1,241 and 1,490 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 3,080 shares of Series B Preferred Stock authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000 shares authorized; 94,416 and 77,451 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	209,086	200,635
Accumulated deficit	(143,570)	(131,940)
Total stockholders’ equity	65,525	68,703
Total liabilities and mezzanine and stockholders’ equity	$75,955	$74,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
		(Restated) (1)		(Restated) (1)
Total revenue	$183	$112	$210	$233
Cost of revenue	125	51	141	107
Gross profit	58	61	69	126
Research and development	2,094	2,466	4,315	4,650
Sales and marketing	429	385	880	812
General and administrative	2,802	4,168	6,459	7,718
Operating expenses	5,325	7,019	11,654	13,180
Loss from operations	(5,267)	(6,958)	(11,585)	(13,054)
Non-operating income (expense)
Interest and other income	73	61	110	93
Interest expense, net	-	(537)	(155)	(963)
Change in value of warrant liability	-	17	-	370
Loss before income tax provision	(5,194)	(7,417)	(11,630)	(13,554)
Income tax provision	-	-	-	-
Net loss	(5,194)	(7,417)	(11,630)	(13,554)

Less: Series A convertible preferred stock dividends	-	(215)	-	(431)
Net loss available to common stockholders	$(5,194)	$(7,632)	$(11,630)	$(13,985)

Loss per share – basic and diluted	$(0.06)	$(0.12)	$(0.13)	$(0.23)
Weighted average shares used in computing net loss per common share – basic and dilutive	93,550	62,667	87,185	60,832

(1)

As described in Note 15 to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we have restated the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	$7,740	1,407	$-	91,345	$9	$205,967	$(138,376)	$67,600
Issuance of shares for cash	-	-	-	3,002	-	2,427	-	2,427
Repurchase of redeemable shares	(911)	(1656)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	674	-	674
Stock-based compensation for services	-	-	-	69	-	18	-	18
Net loss	-	-	-	-	-		(5,194)	(5,194)
Balances, June 30, 2024	$6,829	1,241	$-	94,416	$9	$209,086	$(143,570)	$65,525

	Six Months Ended June 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	$-	1,490	$-	77,451	$8	$200,635	$(131,940)	$68,703
Issuance of shares for cash	-	-	-	16,605	1	14,628	-	14,629
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)	-	(8,195)
Repurchase of redeemable shares	(1,366)	(249)	-	-	-		-	-
Stock-based compensation	-	-	-	218	-	1,886	-	1,886
Stock-based compensation for services	-	-	-	142	-	132	-	132
Net loss	-	-	-		-	-	(11,630)	(11,630)
Balances, June 30, 2024	$6,829	1,241	$-	94,416	$9	$209,086	$(143,570)	$65,525

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2023
	Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2023 (Restated) (1)	1,490		$-	60,496	$6	$178,516	$(110,410)	$68,112
Issuance of shares for cash	-		-	5,889	1	7,872	-	7,873
Conversion of preferred stock	-		-	-	-	-	-	-
Preferred stock dividends	-		-	-	-	-	(215)	(215)
Stock-based compensation	-		-	830		1,277	-	1,277
Stock-based compensation for services	-		-	-	-	86	-	86
Net loss	-		-	-	-	-	(7,417)	(7,417)
Balances, June 30, 2023 (Restated) (1)	1,490	$		67,215	$7	$187,751	$(118,042)	$69,716

	Six Months Ended June 30, 2023
	Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023 (Restated) (1)	1,500		$-	55,963	$6	$169,175	$(104,057)	$65,124
Issuance of shares for cash	-		-	8,911	1	14,226	-	14,227
Conversion of preferred stock	(10)		-	11	-	1	-	1
Preferred stock dividends	-		-	-	-	-	(431)	(431)
Stock-based compensation	-		-	830	-	1,920	-	1,920
Stock-based compensation for services	-		-	1,500	-	2,429	-	2,429
Net loss	-		-	-	-	-	(13,554)	(13,554)
Balances, June 30, 2023 (Restated) (1)	1,490	$		67,215	$7	$187,751	$(118,042)	$69,716

(1)

As described in Note 15 to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we have restated the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023
		(Restated) (1)
Cash flows from operating activities:
Net loss	$(11,630)	$(13,554)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	1,691	1,657
Amortization of issuance costs	138	488
Change in fair value of warrant liability	-	(370)
Other recognized losses (gains)	16	-
Stock-based compensation expense	1,917	2,118
Stock-based compensation expense for services	19	281
Changes in operating assets and liabilities
Accounts receivable	9	(109)
Inventories	(193)	-
Prepaid expenses and other current assets	(124)	(79)
Other non-current assets	124	90
Accounts payable	210	63
Deferred revenue	104	-
Accrued expenses and other current liabilities	(11)	834
Other long-term liabilities	(132)	(340)
Net cash used in operating activities	(7,862)	(8,921)

Cash flows from investing activities:
Purchase of property and equipment	(2,656)	(581)
Loans receivable	-	(500)
Net cash used in investing activities	(2,656)	(1,081)

Cash flows from financing activities:
Payments of financial liabilities, net of interest	(2,063)	(1,901)
Series A Preferred stock dividend payments	(215)	(435)
Repurchase of Series A preferred stock	(1,366)	-
Proceeds from stock issuance related to ATM facility	14,629	14,227
Net cash provided by financing activities	10,985	11,891

Net increase in cash	467	1,889
Cash and cash equivalents, beginning of period	2,059	5,308
Cash and cash equivalents, end of period	$2,526	$7,197

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$599
Non-cash investing and financing activities:
Reclassification of Series A preferred stock to mezzanine equity	$8,195	$-

(1)	As described in Note 15 to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we have restated the condensed consolidated statement of cash flows for the six months ended June 30, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. Cash and cash equivalents on hand were $2.5 million as of June 30, 2024. The Company has historically incurred losses and negative cash flows from operations. As of June 30, 2024, the Company also had an accumulated deficit of $143.6  million and working capital of $522 thousand. Furthermore, we have not achieved a level of sales adequate to support the Company’s cost structure and may need to raise additional funds in the next twelve months by selling additional equity or incurring debt. It is management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 audited consolidated financial statements to conform to the presentation in the three and six months ended June 30, 2024. The reclassifications had no impact on consolidated net loss, total consolidated assets, total consolidated liabilities, or consolidated stockholders’ equity.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of June 30, 2024 and December 31, 2023, the Company had $1.9 million and $2.1 million, respectively, in cash equivalents invested in mutual funds. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The revenue the Company has recognized in the six months ended June 30, 2024 and 2023 were primarily derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish a provision for credit losses, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. The customer accounts receivable as of June 30, 2024 and December 31, 2023 are considered fully collectible and thus management has not recorded a provision for credit losses.

Provision for Credit Losses

The Company estimates losses on loans and other financial instruments in accordance with Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit losses (“CECL”) methodology for estimating allowances for credit losses. The CECL framework requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supporting forecasts. Under CECL, the allowance for credit losses is measured as the difference between the financial asset’s cost basis and the net amount expected to be collected on the financial asset. CECL allows us to use information about past events including historical loan loss experience, current conditions, and reasonable and supportable forecasts to assess the collectability of the financial assets. The receivables for financial assets as of June 30, 2024 and December 31, 2023 are not considered fully collectible and thus management has recorded a provision for credit losses. See Note 9, Loan Receivable, for additional information.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, and the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our operating leases are comprised of office space leases, and as of June 30, 2024 and December 31, 2023, we had no finance leases.

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

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of June 30, 2024 and 2023, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

During the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment from long-lived assets.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of June 30, 2024 and December 31, 2023, the Company had $1.9 million and $793 thousand, respectively, in Level 1 assets, comprised of U.S. Government mutual funds, and no carrying value for Level 3 liabilities, comprised of warrant liabilities. See Note 11, Capital Stock – Warrants, for a full discussion of the warrant liability.

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

Note 3. Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,194)	$(7,417)	$(11,630)	$(13,554)
Less: Series A convertible preferred stock dividends	-	(215)	-	(431)
Net loss available to common stockholders – basic and diluted	$(5,194)	$(7,632)	$(11,630)	$(13,985)
Denominator:
Weighted average shares used in computing net loss per common share – basic and diluted	93,550	62,667	87,185	60,832
Net loss per common share – basic and diluted	$(0.06)	$(0.12)	$(0.13)	$(0.23)

Net loss per share is based on the weighted average number of the Company’s common shares and common share equivalents outstanding during the period.

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. Due to a net loss in the three and six months ended June 30, 2024 and 2023, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants	2,513	6,078	2,703	6,130
Options	12,799	11,551	13,070	10,518
Unvested restricted common stock	4,546	506	2,998	254
Total potentially dilutive shares	19,858	18,135	18,771	16,902

As all potentially dilutive securities are anti-dilutive as of June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period.

Note 4. Income Taxes

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of both temporary and permanent differences in the U.S. GAAP vs tax treatment of certain types of expenses, including stock-based compensation, depreciation and amortization, research and development and meals and entertainment. Additionally, the Company's policy is to account for interest and penalties as income tax expense. As of June 30, 2024 and December 31, 2023, the Company had no interest related to unrecognized tax benefits, and no amounts for penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

As of June 30, 2024, in addition to the $14.9 million in tax-effected NOL carryforwards, at an assumed tax rate of 26%, the significant components of the Company’s net deferred tax assets included stock-based compensation of $11.5 million, capitalized research and development expenditures of approximately $2.1 million and an intangible asset basis difference of approximately $900 thousand. The Company believes that it is more likely than not that the benefit from the net deferred tax assets will not be realized. Accordingly, it has provided a full valuation allowance on any potential deferred tax assets. The valuation allowance increased by approximately $2.3 million for the period ended June 30, 2024 as compared to the year ended December 31, 2023. The provision for income taxes is not material in the years presented due to there being no taxable income.

The Company has federal R&D credit carryforwards of approximately $250,000 for the period ended June 30, 2024, which will be applied against payroll taxes, not against income taxes. The Company has no state R&D credit carryforwards.

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

Note 5. Intangible Assets and Goodwill

As a result of the merger with QPhoton in June 2022 (the “QPhoton Merger”), the Company has the following amounts related to intangible assets (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(2,258)	$993	$3,251	$(1,715)	$1,536
Website domain name and trademark	1,009	(420)	589	1,009	(320)	689
Technology and licensed patents	12,731	(3,789)	8,942	12,731	(2,880)	9,851
Total	$16,991	$(6,467)	$10,524	$16,991	$(4,915)	$12,076

The amortization expense of the Company’s intangible assets for the three and six months ended June 30, 2024 and 2023 was approximately $800 thousand and $1.6 million, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2024 (remaining six months)	$1,552
2025	2,472
2026	2,021
2027	1,903
2028	1,819
Thereafter	757
Total	$10,524

The Company recorded goodwill resulting from the QPhoton Merger, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $55.6 million resulting from the QPhoton Merger.

The Company tested the intangible assets and goodwill for impairment as of June 30, 2024 and concluded there was no impairment of intangible assets or goodwill at that time.

Note 6. Property and Equipment

The Company’s property and equipment are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	June 30, 2024	December 31, 2023
Computer and lab equipment	$5,443	$2,999
Network equipment	29	29
Furniture and fixtures	32	32
Software	69	49
Leasehold improvements	225	33
Total cost of property and equipment	5,798	3,142
Accumulated depreciation	(411)	(272)
Property and equipment, net	$5,387	$2,870

The Company recorded depreciation expense of $71 thousand and $60 thousand during the three months ended June 30, 2024 and 2023, respectively, and $139 thousand and $203 thousand during the six months ended June 30, 2024 and 2023, using useful lives of the Company’s long-lived assets as follows:

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

Note 7. Operating Leases

As of June 30, 2024, the Company has use of space in three different locations, Hoboken, NJ, Tempe, AZ, and Arlington, VA, under lease or membership agreements, which expire at various dates through October 31, 2028. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of June 30, 2024 (in thousands):

Year	Lease Payments Due
2024 (remaining six months)	$188
2025	341
2026	350
2027	267
Total minimum payments	1,146
Less: imputed interest	(183)
Present value of operating lease liabilities	963
Less: current portion included in other current liabilities	(255)
Long-term operating lease liabilities	$708

Other information related to operating lease liabilities consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities (in thousands)	$91	$124	$156	$218
Weighted average remaining lease term in years	3.3	4.2	3.3	4.2
Weighted average discount rate	10%	10%	10%	10%

Note 8. Financial Liabilities

The Company did not have any outstanding promissory notes payable as of June 30, 2024. The following table presents financial liabilities as of December 31 ,2023 (in thousands):

December 31, 2023
Remaining loan balances	$2,063
Remaining unamortized debt issuance costs	(138)
Financial liabilities, net of issuance costs	$1,925

Additionally, the Company has no accrued interest and $14 thousand as of June 30, 2024 and December 31, 2023, respectively, which was included in other current liabilities.

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

Beginning on the date that is six months after the issuance date of the Note, Streeterville had the right to redeem up to $750 thousand of the outstanding balance of the Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). Upon receipt of any Redemption Notice, the Company paid the applicable Redemption Amount in cash to Streeterville within three trading days of the Company’s receipt of such Redemption Notice. As of June 30, 2024, Streeterville has redeemed the full Streeterville Unsecured Note Principal Amount. There was an outstanding balance of $1.9 million as of December 31, 2023. As of June 30, 2024, there was no outstanding balance and the Company has no further obligations with respect to the Unsecured NPA or Note.

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

The Company reserved $295 thousand of the outstanding $590 thousand receivable as uncollectible based on credit risk in the unaudited condensed consolidated financial statements as of June 30, 2024, and $279 thousand of the outstanding $558 thousand receivable as of December 31, 2023.

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

BV Advisory v. QCi Breach Lawsuit

As part of our business combination with QPhoton in June 2022, we acquired a payable to BV Advisory based on a Note Purchase Agreement that QPhoton had entered into with BV Advisory on March 1, 2021. The Company has recorded an estimated payable (the “BV Advisory Payable”), recognized as other current liabilities on the unaudited condensed consolidated financial statements, based on best available information in the amount of $536 thousand as of June 30, 2024 and December 31, 2023.

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

Accordingly, as of June 30, 2024 and 2023, the Company has neither issued 2,957,251 shares of the Company’s common stock on an as converted basis (the “Unissued QPhoton Shares”) nor 702,834 warrants to purchase shares of the Company’s common stock (the “Unissued QPhoton Warrants”) that were included in the Merger Consideration. The Unissued QPhoton Shares are included in the statement of stockholder’s equity as additional paid in capital as of as of June 30, 2024 and 2023, and the Unissued QPhoton Warrants have no carrying value as a liability on the Company’s consolidated balance sheet as of June 30, 2024.

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

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Redemption Agreement”) with the current holders (the “Series A Holders”) of its Series A Preferred Stock. Accordingly, $8.125 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s condensed consolidated balance sheet as of June 30, 2024, in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”. The Mezzanine Equity is valued at the date of the Private Placement issuance. Pursuant to the Redemption Agreement, the Company agreed to redeem all outstanding shares of the Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments (each a “Monthly Redemption Threshold” payment), which may be accelerated at the Company’s sole discretion. In addition, the Series A Holders agreed to waive (the “Waivers”), on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Preferred Stock Certificate of Designation (the “Preferred Stock COD”), including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock Securities Purchase Agreement (the “Preferred Stock SPA”). In the event the Company opts to not make a Monthly Redemption Threshold payment, the Waivers are forfeited and the terms revert to those detailed in the Preferred Stock COD and Preferred Stock SPA. During the three and six  months ended June 30, 2024,  the Company redeemed 165,566 and 248,349 shares of Series A Preferred Stock, respectively, for approximately $911 thousand and $1.4 million, in cash paid to the Series A Holders, respectively. As of June 30, 2024 and December 31, 2023, there were 1,241,655 and 1,490,004 shares of Series A Preferred Stock, respectively, issued and outstanding.

Authorized Classes of Stock

As of June 30, 2024, the Board has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as the Series A Preferred stock, par value $0.0001 per share, of which 1,241,655 and 1,409,004 shares are issued and outstanding at June 30, 2024 and December 31, 2023, respectively. The Board has also authorized 3,079,864 shares of preferred stock as the Series B Preferred Stock, par value $0.0001 per share, none of which are issued and outstanding as of June 30, 2024 and December 31, 2023.

At-the-Market-Facility

For the period ended June 30, 2024, the Company sold 16,604,770 shares of the Company’s common stock through its At-The-Market (“ATM”) facility, managed by Ascendiant Capital Markets, LLC, at an average price of $0.88. The Company received net proceeds of $14.6 million. For the three months ended June 30, 2023, the Company sold 5,889,097 shares at an average price of $1.38 and received net proceeds of $7.9 million.

Warrants

The table below summarizes the warrants outstanding at June 30, 2024 (in thousands, except exercise price data):

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

In connection with the QPhoton Merger on June 16, 2022, the Company issued 6.3 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of June 30, 2024, none of the QPhoton Warrants linked to the outstanding Underlying Options are expected to be exercised as the exercise prices of the Underlying Options are above the closing stock price as of June 30, 2024. The 6.3 million issued warrants represent a portion of the 7.0 million warrants included in the Merger Consideration, having been received by two QPhoton shareholders. A third alleged shareholder rejected the Merger Consideration and commenced litigation in DE Chancery Court (see Part II, Item 1, Legal Proceedings, for additional information), and to date that litigation has not been resolved and the 702,834 warrants have not been issued.

Accordingly, as of June 30, 2024 and 2023, we had only issued 6.3 million of the QPhoton Warrants, of which approximately 56% have been forfeited as of June 30, 2024, because the corresponding Underlying Options had expired or forfeited. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants issued on June 16, 2022, are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. Accordingly, the Company recognized mark-to-market gains of $17 thousand and $370 thousand  during the three and six months ended June 30, 2023, respectively, with an ending balance of $158 thousand as of June 30, 2023. As of June 30, 2024 and December 31, 2023, the QPhoton Warrants have no carrying value as a liability on the Company’s consolidated balance sheet and there was no mark-to-market adjustment recognized during the six months ended June 30, 2024.

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

On July 5, 2022, the Board of Directors adopted the Company’s 2022 Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16 million shares of the Company’s common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. Per the 2022 Plan, the 2022 Plan reserves increased automatically by 1 million shares on January 1, 2023 and January 1, 2024, providing for a total issuance of up to 18 million shares of the Company’s common stock. As of June 30, 2024, a total of 12,249,447 shares and options were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the six months ended June 30, 2024:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2024	13,843,499	$2.64	3.7
Granted	70,219	1.00	5.0
Exercised	-	-	-
Forfeited	(1,664,271)	4.19	-
Balance as of June 30, 2024	12,249,447	$2.42	3.3
Vested and exercisable as of June 30, 2024	7,956,714	$2.93	3.0

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Exercise price	$1.00 – 1.00	$1.35 – 1.35	$1.00 – 1.00	$1.35 – 1.84
Risk-free interest rate	5.2 – 5.2%	4.8 – 4.8%	5.2 – 5.2%	4.7 – 4.8%
Expected volatility	93.2 – 93.2%	134.5 – 134.5%	93.2 – 93.2%	122.2 – 136.9%
Expected dividend yield	0%	0%	0%	0%
Expected life of options (in years)	5.0	5.0	5.0	5.0

The following table summarizes the exercise price range as of June 30, 2024 (in thousands, except exercise price data):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 – 1.00	105	10
$1.00 – 2.00	5,194	1,602
$2.00 – 3.00	5,879	5,274
$3.00 – 6.00	38	38
$6.00 – 8.00	683	683
$8.00 – 12.00	350	350
	12,249	7,957

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $1.00 and $1.42 per share, respectively. As of June 30, 2024, total unrecognized compensation cost related to common stock options was $4 million, which is expected to be recognized over a period of 3.5 years.

Stock-based Compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$505	$588	$1,199	$950
Selling and marketing	43	(244)	111	(436)
General and administrative	143	1,082	607	1,604
Total stock-based compensation	$691	$1,426	$1,917	$2,118

For the six months ended June 30, 2024 and 2023, stock-based compensation on the statements of stockholders’ equity was lower by $31 thousand and lower by $198 thousand, respectively, as compared to the statements of cash flows for timing differences between award dates and the realization of stock-based compensation expense. The net expense of $1.9 million for the six months ended June 30, 2024 is primarily attributable to vesting expense recognition, offset by insignificant pre-vesting forfeitures of common stock options for separated employees.

In terms of new issuances, the Company issued 218 thousand shares of common stock to former executives in the six months ended June 30, 2024 per their respective employment and separation agreements (the “Separation Agreement Shares”). . In conjunction with the Separation Agreement Shares, the Company recognized $197 thousand of stock-based compensation expense during the six months ended June 30, 2024, and does not expect future expense related to these offerings as they are fully vested. During the six months ended June 30, 2024, the Company issued 854 thousand shares of common stock to thirty-five (35) employees as payment in lieu of cash for 2022 performance incentives (the “2022 Incentive Awards”). The 2022 Incentive Awards are restricted and primarily vest as follows: one half vested on December 31, 2023 and one half will vest on December 31, 2024. As of June 30, 2024 the Company canceled 23,900 of the issued shares that were forfeited by employees no longer with the Company

Stock-based Compensation for Services

The Company recognized stock-based compensation expense for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted, in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling and marketing	$-	$-	$-	$(68)
General and administrative	(40)	128	19	349
Total stock-based compensation	$(40)	$128	$19	$281

The difference in stock-based compensation for services on the statements of stockholders’ equity as compared to the statements of cash flows for the years ended June 30, 2024 and 2023 of $113 thousand and $2.0 million, was driven by timing differences between award dates and the realization of stock-based compensation expense.

In terms of new issuances, the Company issued 142 thousand and 1.5 million shares of common stock for services in the six months ended June 30, 2024 and 2023, respectively.

Note 13. Related Party Transactions

There were no related party transactions during the six months ended June 30, 2024 and 2023.

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

As of June 30, 2024 the Company has begun to commercialize some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 15. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2023, and our subsequent retention of BPM LLP to replace BF Borgers CPA PC as our independent registered public accounting firm, management became aware of various adjustments to be recorded to our consolidated financial statements. Accordingly, on September 11, 2024, we filed Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Amendment”), amending our consolidated balance sheets as of December 31, 2023 and 2022, and amending our consolidated statements of operations, our consolidated statements of stockholders’ equity, and our consolidated statements of cash flows for the years ended December 31, 2023 and 2022, primarily with regard to the purchase accounting of the QPhoton Merger, stock-based compensation accounting, financing costs, and other matters. The restated consolidated financial statements in the 2023 Amendment also reflect the correction of certain previously-identified errors and out-of-period adjustments that were deemed immaterial to the annual or interim period in which they were recorded and have been restated in the 2023 Amendment to properly reflect the corrections in the appropriate periods.

In this Quarterly Report on Form 10-Q for the six months ended June 30, 2024, we amended our consolidated statements of operations, our consolidated statements of stockholders’ equity, and our consolidated statements of cash flows for the six months ended June 30, 2023 (the “Previously Issued Financial Statements”). The Previously Issued Financial Statements restate and revise items in line with the disclosures and reclassifications discussed in the 2023 Amendment. The aggregate impact of these errors on our condensed consolidated statements of operations for the three and six months ended June 30, 2023, is an increase in net loss of $3.3 million and an increase in net loss of approximately $400 thousand, respectively. The estimated aggregate impact of these errors on the Company’s condensed consolidated balance sheet for the six months ended June 30, 2023, is (i) decreased intangible and goodwill assets of $8.7 million; (ii) materially unchanged and decreased liabilities of approximately $1.5 million; and (iii) decreased stockholder’s equity of approximately $7.2 million.

Note 16. Subsequent Events

In July and August 2024, the Company redeemed 248,349 shares of Series A Convertible Preferred in three payments of $455 thousand each for a cumulative redemption amount of $1.4 million. As of October 1, 2024, the Company has redeemed 496,698 shares of Series A Preferred Stock for a cumulative redemption amount of $2.7 million in cash paid to the Series A Holders. As of October 1, 2024 there are 993,306 shares of Series A Preferred Stock issued and outstanding.

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

Results of Operations

Our results of operations for the three months ended June 30, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenue:
Total revenue	$183	$112	63%	$210	$233	(10)%
Gross profit	58	61	(5)%	69	126	(45)%
Gross profit margin
Operating expenses:
Research and development	2,094	2,466	(15)%	4,315	4,650	(7)%
Sales and marketing	429	385	11%	880	812	8%
General and administrative	2,802	4,168	(33)%	6,459	7,718	(16)%
Total operating expenses	5,325	7,019	(24)%	11,654	13,180	(12)%
Loss from operations	(5,267)	(6,958)	(24)%	(11,585)	(13,054)	(11)%
Non-operating income and (expense):
Interest and other income	73	61	20%	110	93	18%
Interest expense, net	-	(537)	(100)%	(155)	(963)	(84)%
Change in value of warrant liability	-	17	(100)%	-	370	(100)%
Total non-operating income (expense)	73	(459)	116%	(45)	(500)	(91)%
Net loss	$(5,194)	$(7,417)	(30)%	$(11,630)	$(13,554)	(14)%

Revenues

The Company’s revenues consist of (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Products	$27	$-	NM	$27	$-	NM
Services	156	112	39%	183	233	(21)%
Total	183	112	63%	210	233	(10)%

Revenues for the three months ended June 30, 2024 were $183 thousand compared to $112 thousand for the comparable prior year period, an increase of $71 thousand or 63%. Revenues for the six months ended June 30, 2024 were $210 thousand compared to $233 thousand, a decrease of $23 thousand or 10%. The respective increase and decrease in revenues are primarily due to changes in the number of, size of and level of effort performed on active customer proof-of-concept and research and development contracts in the three months ended June 30, 2024. Revenue in the current reporting period is derived from professional services provided to multiple government and commercial customers under multi-month contracts and hardware sales.

Cost of Revenues

Cost of revenues, which consists of direct labor expenses, primarily salary expense for engineering and solutions staff delivering services, was $125 thousand for the three months ended June 30, 2024 compared to $51 thousand for the comparable prior year period, an increase of $74 thousand or 145%. Cost of revenues for the six months ended June 30, 2024 was $141 thousand compared to $107 thousand for the comparable prior year period, an increase of $34 thousand or 32%. The respective increases are primarily due to the increase in direct labor expense required to perform on the contracts in the current quarter compared to the prior year period.

Gross Margin

Gross margin for the three months ended June 30, 2024 was $58 thousand and 32%, respectively, compared to $61 thousand and 55%, respectively, for the comparable prior year period, a decrease of $3 thousand and 5%, respectively. Gross margin for the six months ended June 30, 2024 was $69 thousand and 33% compared to $126 thousand and 54%, a decrease of $57 thousand and 45%. The respective changes were nearly entirely the result of a reduction in contractual service revenue where the cost of goods sold was defined under the terms of our general professional services obligation. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in significant differences in gross margin between reporting periods.

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2024 and 2023 is set forth in the below tables (in thousands, except percentages). Operating expenses for the three months ended June 30, 2024 decreased by $1.7 million primarily as a result of lower general and administrative expenses of $1.4 million and research and development expenses of approximately $400 thousand.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$2,094	$2,466	(15)%	$4,315	$4,650	(7)%

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

Research and development expenses for the three and six months ended June 30, 2024 decreased compared to the comparable prior year periods primarily due to employee-related expenses. Decreases in bonus expenses were partially offset by net increases in stock-based compensation as the Company sought to create long-term incentives to retain key technical employees. See Note 12, Stock-based Compensation, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information. Additionally, net payroll costs and professional services expenses decreased due to net reduced headcount as the Company reduced software development resources at the end of 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$429	$385	11%	$880	$812	8%

Selling and marketing expenses, which consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs, also contributed to the decrease in selling and administrative expenses.

Selling and marketing expenses for the three and six months ended June 30, 2024 increased primarily due to forfeited stock-based compensation recognized during the six months ended June, 2023, offset by lower stock based compensation for services and decreased marketing programs and services costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative	$2,802	$4,168	(33)%	$6,459	$7,718	(16)%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and six months ended June 30, 2024 decreased compared to the comparable prior year period primarily due to employee- and advisor-related expenses, including stock-based compensation, severance and lower payroll and consulting services costs driven by changes made within and by the Company’s management team.

Non-operating Income (Expense)

The following table summarizes our non-operating income (expense) for the three months ended June 30, 2024 and 2023 (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Interest and other income	$73	$61	20%	$110	$93	18%
Interest expense, net	-	(537)	(100)%	(155)	(963)	(84)%
Change in value of warrant liability	-	17	(100)%	-	370	(100)%
Other income (expense)	$73	$(459)	116%	$(45)	$(500)	(91)%

The $532 thousand increase in other income for the three months ended June 30, 2024 compared to the comparable prior year period is the result of decreased interest expense for the Streeterville Unsecured Note. The $455 thousand decrease in other expense for the six months ended June 30, 2024 compared to the comparable prior year period is the result of a $808 thousand decrease in interest expense for the Streeterville Unsecured Note, offset by a $370 thousand reduction of gains in the value of the warrant liability recognized during the six months ended June 30, 2023.

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The decrease in interest expense in 2024 compared to 2023 was attributable to decreased borrowings outstanding under the Streeterville Unsecured Note which was paid-in-full as of March 1, 2024. See Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

The gain on change in value of warrant liability is primarily comprised of mark-to-market adjustments for the QPhoton Warrants, which have had no carrying value as of June 30, 2024 and December 31, 2023. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the exercise price of the Underlying Options, as defined below. See Note 11, Capital Stock - Warrants, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information on the QPhoton Warrants.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. Through June 30, 2024, the Company has raised $68.3 million through private and public placements of equity and $12.6 million through private placements of convertible promissory notes and other debt for a total of $80.9 million. The Company has no lines of credit or short-term debt obligations outstanding when excluding the remaining debt issuance costs. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. As of June 30, 2024, the Company had cash and cash equivalents of $2.5 million.

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

The following table summarizes total consolidated current assets, liabilities and working capital at June 30, 2024, compared to December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023	Change
Current Assets	$3,415	$2,656	$759
Current Liabilities	$2,893	$4,812	$(1,919)
Working Capital (Deficit)	$522	$(2,156)	$2,678

At June 30, 2024, we had working capital of $522 thousand as compared to a working capital deficit of $2.2 million at December 31, 2023, an increase of $2.7 million. The increase in working capital is primarily attributable to an increase in cash proceeds from issuance of the common stock using the Company’s ATM facility, offset by the use of cash to pay for operating expenses and capital investments in property and equipment.

Cash Flows

The following table summarizes our cash flow for the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(7,862)	$(8,921)
Net cash used in investing activities	(2,656)	(1,081)
Net cash provided by financing activities	10,985	11,891
Net increase in cash, cash equivalents, and restricted cash	$467	$1,889

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $7.9 million and $8.9 million, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock-based compensation and depreciation and amortization; the prior year comparable period also included adjustments for a mark-to-market gain on the QPhoton Warrant liability.

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $2.7 million and $1.1 million, respectively, and was attributable to our purchase of computer hardware, laboratory and TFLN Chip manufacturing equipment. The increase in investment in the current period is primarily due to the purchase of additional equipment in establishing the Company’s TFLN Chip manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona.

Net cash provided by financing activities was $11.0 million and $11.9 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows provided by financing activities during the six months ended June 30, 2024 were attributable to use of the ATM facility to sell shares of our common stock, offset by repayments on the Streeterville Unsecured Note and redemptions of Series A Preferred shares. Cash flows provided by financing activities during the period ended June 30, 2023 were attributable to the use of the ATM facility to sell shares of our common stock.

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

Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.

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

As of June 30, 2024, we had federal and state net operating loss (“NOL”) carryforwards of approximately $57 million, or $14.9 million on a tax-effected basis. We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of June 30, 2024, will be accounted for as a reduction of income tax expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, the Company does not have sufficient accounting staff to enable proper segregation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024.

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

QUANTUM COMPUTING INC.

Dated: October 1, 2024	By:	/s/ Dr. William McGann
Dr. William McGann
Principal Executive Officer

	By:	/s/ Christopher Boehmler
Christopher Boehmler
Principal Financial Officer and Principal Accounting Officer