Form 10-Q
period 2024-09-30
Quantum Computing Inc.
filed 2024-11-06
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

As of November 4, 2024, there were 99,086,476 shares of the registrant’s common stock outstanding.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUANTUM COMPUTING INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,064	$2,059
Accounts receivable, net	63	65
Inventory	241	73
Loans receivable, net	306	279
Prepaid expenses and other current assets	238	180
Total current assets	3,912	2,656
Property and equipment, net	5,826	2,870
Operating lease right-of-use assets	1,622	1,051
Intangible assets, net	9,748	12,076
Goodwill	55,573	55,573
Other non-current assets	129	129
Total assets	$76,810	$74,355

Liabilities, Mezzanine, and Stockholders’ Equity
Current liabilities:
Accounts payable	$923	$1,462
Accrued expenses	539	639
Financial liabilities, net of issuance costs	-	1,925
Deferred revenue	48	-
Other current liabilities	921	786
Total current liabilities	2,431	4,812
Financial liabilities, net of issuance costs	6,514	-
Derivative liability	666	-
Operating lease liabilities	1,297	840
Total liabilities	10,908	5,652
Contingencies (see Note 10)
Mezzanine equity	5,463	-
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; 993 thousand and 1,490 thousand shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; 3,080 thousand shares of Series B Preferred Stock authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000 thousand shares authorized; 94,416 thousand and 77,451 thousand shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	9	8
Additional paid-in capital	209,675	200,635
Accumulated deficit	(149,245)	(131,940)
Total stockholders’ equity	60,439	68,703
Total liabilities and mezzanine and stockholders’ equity	$76,810	$74,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
		(Restated)(1)		(Restated)(1)
Total revenue	$101	$50	$311	$283
Cost of revenue	92	24	233	131
Gross profit	9	26	78	152
Operating expenses
Research and development	2,244	2,328	6,560	6,977
Sales and marketing	363	584	1,243	1,397
General and administrative	2,840	3,725	9,298	11,442
Total operating expenses	5,447	6,637	17,101	19,816
Loss from operations	(5,438)	(6,611)	(17,023)	(19,664)
Non-operating income (expense)
Interest and other income	70	126	180	219
Interest expense, net	(307)	(369)	(462)	(1,334)
Change in value of warrant liabilities	-	13	-	384
Loss before income tax provision	(5,675)	(6,841)	(17,305)	(20,395)
Income tax provision	-	-	-	-
Net loss	(5,675)	(6,841)	(17,305)	(20,395)

Less: Series A convertible preferred stock dividends	-	(215)	-	(646)
Net loss attributable to common stockholders	$(5,675)	$(7,056)	$(17,305)	$(21,041)

Loss per share – basic and diluted	$(0.06)	$(0.10)	$(0.19)	$(0.33)
Weighted average shares used in computing net loss per common share – basic and dilutive	93,048	71,588	89,063	64,246

(1)	As described in Note 15 to these unaudited condensed consolidated financial statements, we have restated the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, July 1, 2024	$6,829	1,241	$-	94,416	$9	$209,086	$(143,570)	$65,525
Issuance of shares for cash	-	-	-	-	-	-	-	-
Repurchase of redeemable shares	(1,366)	(248)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	587	-	587
Stock-based compensation for services	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	(5,675)	(5,675)
Balances, September 30, 2024	$5,463	993	$-	94,416	$9	$209,675	$(149,245)	$60,439

	Nine Months Ended September 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	$-	1,490	$-	77,451	$8	$200,635	$(131,940)	$68,703
Issuance of shares for cash	-	-	-	16,605	1	14,628	-	14,629
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)	-	(8,195)
Repurchase of redeemable shares	(2,732)	(497)	-	-	-	-	-	-
Stock-based compensation	-	-	-	218	-	2,473	-	2,473
Stock-based compensation for services	-	-	-	142	-	134	-	134
Net loss	-	-	-	-	-	-	(17,305)	(17,305)
Balances, September 30, 2024	$5,463	993	$-	94,416	$9	$209,675	$(149,245)	$60,439

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, July 1, 2023 (Restated) (1)	1,490	$-	67,215	$7	$187,751	$(118,042)	$69,716
Issuance of shares for cash	-	-	6,380	1	8,536	-	8,537
Conversion of preferred stock	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	(215)	(215)
Stock-based compensation	-	-	1,500	-	984	-	984
Stock-based compensation for services	-	-	-	-	(22)	-	(22)
Net loss	-	-	-	-	-	(6,841)	(6,841)
Balances, September 30, 2023 (Restated) (1)	1,490	$-	75,095	$8	$197,249	$(125,098)	$72,159

	Nine Months Ended September 30, 2023
	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023 (Restated) (1)	1,500	$-	55,963	$6	$169,175	$(104,057)	$65,124
Issuance of shares for cash	-	-	15,291	2	22,762	-	22,764
Conversion of preferred stock	(10)	-	11	-	1	-	1
Preferred stock dividends	-	-	-	-	-	(646)	(646)
Stock-based compensation	-	-	2,330	-	2,904	-	2,904
Stock-based compensation for services	-	-	1,500	-	2,407	-	2,407
Net loss	-	-	-	-	-	(20,395)	(20,395)
Balances, September 30, 2023 (Restated) (1)	1,490	$-	75,095	$8	$197,249	$(125,098)	$72,159

(1)	As described in Note 15 to these unaudited condensed consolidated financial statements, we have restated the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2024	2023
		(Restated)(1)
Cash flows from operating activities:
Net loss	$(17,305)	$(20,395)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	2,542	2,509
Amortization of issuance costs	323	730
Change in fair value of warrant liability	-	(384)
Other recognized losses (gains)	31	-
Stock-based compensation expense	2,680	3,110
Stock-based compensation expense for services	21	282
Changes in operating assets and liabilities
Accounts receivable	2	11
Inventories	(168)	-
Prepaid expenses and other current assets	(115)	(110)
Other non-current assets	(571)	89
Accounts payable	(539)	259
Deferred revenue	48	12
Accrued expenses and other current liabilities	155	939
Other long-term liabilities	457	(400)
Net cash used in operating activities	(12,439)	(13,348)

Cash flows from investing activities:
Purchase of property and equipment	(3,170)	(2,165)
Loans receivable	-	(500)
Net cash used in investing activities	(3,170)	(2,665)

Cash flows from financing activities:
Proceeds raised from financial liabilities, net of issuance costs	6,995	-
Payments of financial liabilities, net of interest	(2,063)	(4,030)
Series A Preferred stock dividend payments	(215)	(650)
Repurchase of Series A preferred stock	(2,732)	-
Proceeds from stock issuance related to ATM facility	14,629	22,764
Net cash provided by financing activities	16,614	18,084

Net increase in cash	1,005	2,071
Cash and cash equivalents, beginning of period	2,059	5,308
Cash and cash equivalents, end of period	$3,064	$7,379

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$720
Non-cash investing and financing activities:
Reclassification of Series A preferred stock to mezzanine equity	$8,195	$-
Valuation of derivative associated with convertible financial liability	$666	$-

(1)	As described in Note 15 to these unaudited condensed consolidated financial statements, we have restated the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Note 1. Nature of the Organization and Business

Corporate History

Quantum Computing Inc. (“QCi” or the “Company”) was formed in the State of Nevada on July 25, 2001, under its original name, Ticketcart, Inc., which was changed to Innovative Beverage Group Holdings, Inc. in 2009. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from “IBGH” to “QUBT”. On July 15, 2021 the Company uplisted to The Nasdaq Stock Market LLC. On June 16, 2022, the Company merged with QPhoton, Inc. (“QPhoton”), a developer of quantum photonic systems and related technologies and applications.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. Cash and cash equivalents on hand were $3.1 million as of September 30, 2024. The Company has historically incurred losses and negative cash flows from operations. As of September 30, 2024, the Company also had an accumulated deficit of $149.2 million and working capital of $1.5 million. Furthermore, we have not achieved a level of sales adequate to support the Company’s cost structure and may need to raise additional funds in the next 12 months by selling additional equity or incurring debt. It is management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 audited consolidated financial statements to conform to the presentation in the three and nine months ended September 30, 2024. The reclassifications had no impact on consolidated net loss, total consolidated assets, total consolidated liabilities, or consolidated stockholders’ equity.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of September 30, 2024 and December 31, 2023, the Company had $2.3 million and $2.1 million, respectively, in cash equivalents invested in mutual funds. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The revenue the Company has recognized in the nine months ended September 30, 2024 and 2023 were primarily derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

Accounts Receivable

Accounts receivable consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish a provision for credit losses, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. The customer accounts receivable as of September 30, 2024 are considered not fully collectible and thus the Company has recorded a provision for credit losses of $3.5 thousand; the customer accounts receivable as of December 31, 2023 are considered fully collectible.

Provision for Credit Losses

The Company estimates losses on loans and other financial instruments in accordance with Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit losses (“CECL”) methodology for estimating allowances for credit losses. The CECL framework requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supporting forecasts. Under CECL, the allowance for credit losses is measured as the difference between the financial asset’s cost basis and the net amount expected to be collected on the financial asset. CECL allows us to use information about past events including historical loan loss experience, current conditions, and reasonable and supportable forecasts to assess the collectability of the financial assets. The receivables for financial assets as of September 30, 2024 and December 31, 2023 are not considered fully collectible and thus management has recorded a provision for credit losses. See Note 9, Loan Receivable, for additional information.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, and the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our operating leases are comprised of office space leases, and as of September 30, 2024 and December 31, 2023, we had no finance leases.

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

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of September 30, 2024, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not record any impairment from long-lived assets.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of September 30, 2024 and December 31, 2023, the Company had $2.3 million of the $3.1 million cash and cash equivalents and $793 thousand of the $2.1 million cash and cash equivalents, respectively, in Level 1 assets, comprised of U.S. Government mutual funds, and $666 thousand and no carrying value, respectively, for Level 3 liabilities, which are comprised of derivative and warrant liabilities. See Note 11, Capital Stock – Warrants, for a full discussion of the warrant liability.

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

Note 3. Net Loss per Common Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,675)	$(6,841)	$(17,305)	$(20,395)
Less: Series A convertible preferred stock dividends	-	(215)	-	(646)
Net loss attributable to common stockholders – basic and diluted	$(5,675)	$(7,056)	$(17,305)	$(21,041)
Denominator:
Weighted average shares used in computing net loss per common share – basic and diluted	93,048	71,588	89,063	64,246
Net loss per common share – basic and diluted	$(0.06)	$(0.10)	$(0.19)	$(0.33)

Net loss per share is based on the weighted average number of the Company’s common shares and common share equivalents outstanding during the period.

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. Due to a net loss in the three and nine months ended September 30, 2024 and 2023, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants	2,212	5,973	2,538	6,092
Options	12,407	13,069	12,882	11,410
Unvested restricted common stock	2,997	1,783	2,997	771
Total potentially dilutive shares	17,616	20,825	18,417	18,273

As all potentially dilutive securities are anti-dilutive as of September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period.

Note 4. Income Taxes

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of both temporary and permanent differences in the U.S. GAAP vs tax treatment of certain types of expenses, including stock-based compensation, depreciation and amortization, research and development and meals and entertainment. Additionally, the Company's policy is to account for interest and penalties as income tax expense. As of September 30, 2024 and December 31, 2023, the Company had no interest related to unrecognized tax benefits, and no amounts for penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date.

As of September 30, 2024, in addition to the $15.6 million in tax-effected NOL carryforwards, at an assumed tax rate of 26%, the significant components of the Company’s net deferred tax assets included stock-based compensation of $11.7 million, capitalized research and development expenditures of approximately $2.5 million and an intangible asset basis difference of approximately $1.1 million. The Company believes that it is more likely than not that the benefit from the net deferred tax assets will not be realized. Accordingly, it has provided a full valuation allowance on any potential deferred tax assets. The valuation allowance increased by approximately $4.0 million for the period ended September 30, 2024, as compared to the year ended December 31, 2023. The provision for income taxes is not material in the years presented due to there being no taxable income.

The Company has federal R&D credit carryforwards of approximately $623 thousand for the period ended September 30, 2024, which will be applied against payroll taxes, not against income taxes. The Company has no state R&D credit carryforwards.

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

Note 5. Intangible Assets and Goodwill

As a result of the merger with QPhoton in June 2022 (the “QPhoton Merger”), the Company has the following amounts related to intangible assets (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(2,528)	$723	$3,251	$(1,715)	$1,536
Website domain name and trademark	1,009	(471)	538	1,009	(320)	689
Technology and licensed patents	12,731	(4,244)	8,487	12,731	(2,880)	9,851
Total	$16,991	$(7,243)	$9,748	$16,991	$(4,915)	$12,076

The amortization expense of the Company’s intangible assets for the three and nine months ended September 30, 2024 and 2023 was approximately $780 thousand and $2.3 million, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2024 (remaining three months)	$776
2025	2,472
2026	2,021
2027	1,903
2028	1,819
Thereafter	757
Total	$9,748

The Company recorded goodwill resulting from the QPhoton Merger, calculated as the difference between the total purchase price and the value of tangible and intangible assets acquired less the liabilities assumed. The Company recorded goodwill of $55.6 million resulting from the QPhoton Merger.

The Company considered the intangible assets and goodwill for indicators of impairment as of September 30, 2024 and concluded there were no indicators of impairment at that time.

Note 6. Property and Equipment

The Company’s property and equipment are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	September 30, 2024	December 31, 2023
Computer and lab equipment	$5,899	$2,999
Network equipment	29	29
Furniture and fixtures	32	32
Software	77	49
Leasehold improvements	275	33
Total cost of property and equipment	6,312	3,142
Accumulated depreciation	(486)	(272)
Property and equipment, net	$5,826	$2,870

The Company recorded depreciation expense of $75 thousand and $76 thousand during the three months ended September 30, 2024 and 2023, respectively, and $214 thousand and $203 thousand during the nine months ended September 30, 2024 and 2023, respectively, using useful lives of the Company’s long-lived assets as follows:

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

Note 7. Operating Leases

As of September 30, 2024, the Company has use of space in three different locations, Hoboken, NJ, Tempe, AZ, and Arlington, VA, under lease or membership agreements, which expire at various dates through November 30, 2028. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2024 (in thousands):

Year	Lease Payments Due
2024 (remaining three months)	$88
2025	437
2026	591
2027	515
2028	212
Total minimum payments	1,843
Less: imputed interest	(161)
Present value of operating lease liabilities	1,682
Less: current portion included in other current liabilities	(385)
Long-term operating lease liabilities	$1,297

Other information related to operating lease liabilities consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities (in thousands)	$117	$92	$274	$214
Weighted average remaining lease term in years	3.5	3.9	3.5	3.9
Weighted average discount rate	10%	10%	10%	10%

Note 8. Financial Liabilities

The Company has the following amounts related to financial and derivative liabilities at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Remaining loan balances	$8,250	$2,063
Remaining unamortized debt issuance costs	(1,736)	(138)
Financial liabilities, net of issuance costs	$6,514	$1,925

Derivative liability	$666	$-

Additionally, the Company has accrued interest payable of $122 thousand and $14 thousand as of September 30, 2024 and December 31, 2023, respectively, which was included in accrued expenses.

Secured Promissory Note

On August 6, 2024, the Company entered into a Securities Purchase Agreement (the “Secured SPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a Secured Convertible Promissory Note (the “Streeterville Convertible Note”) in the original principal amount of $8.25 million. The principal amount includes an original issue discount of $750 thousand. Streeterville paid $7.5 million in cash for the Streeterville Convertible Note. The Streeterville Convertible Note accrues interest at a rate of 10% per annum and has a maturity date of February 6, 2026, unless earlier prepaid, redeemed or accelerated in accordance with its terms prior to such date. The Company intends to use the net proceeds from the sale of the Streeterville Convertible Note primarily for general working capital purposes, including for (i) operations as the Company increases its sales and marketing efforts; (ii) capital expenditures in outfitting its chip fabrication facility in Tempe, AZ; and (iii) for any other planned or unplanned expenditures that might arise in support of the Company’s business plan. Ascendiant Capital Markets, LLC served as the placement agent on the transaction and received a fee of $450 thousand, and the Company recognized $55 thousand in other issuance costs, primarily for legal services.

The Streeterville Convertible Note is secured by all of the Company’s tangible and intangible assets, including intellectual property, pursuant to that certain Security Agreement (the “Security Agreement”) and IP Security Agreement (the “IP Security Agreement”), each entered into with Streeterville on August 6, 2024. In addition, the Company’s wholly-owned subsidiaries, QPhoton, LLC, a Delaware limited liability company, Qubittech International, Inc., a Delaware corporation, Qubittech, Inc., a Delaware corporation, and QI Solutions, Inc., a Delaware corporation (collectively, the “Guarantors”), provided a guarantee (the “Guaranty”), dated as of August 6, 2024, of the Company’s obligations to Streeterville under the Streeterville Convertible Note and the other transaction documents.

Beginning on February 6, 2025, Streeterville has the right to redeem up to $750,000 of the Streeterville Convertible Note per calendar month. The Company may pay such redemption amounts in cash, by converting such applicable redemption amount into shares of common stock at the applicable Conversion Price (as defined below) at such time, or in any combination of cash and shares of common stock, provided that the Company is required to pay any redemption amounts in cash under certain circumstances set forth in the Streeterville Convertible Note and that the payment of any redemption amount or portion thereof in cash is subject to an 10% premium.

Beginning on the earlier of: (a) February 6, 2025, and (b) the effectiveness of a registration statement registering the Conversion Shares (as defined below), Streeterville may convert all or any portion of the outstanding balance of the Streeterville Convertible Note into shares (“Conversion Shares”) of the Company’s common stock on any trading day (and the following trading day) on which any intraday trading bid price of the Company’s common stock is 8% greater than the closing trade price on the previous trading day or at any time following an event of default, at a conversion price equal to 92% of the average of the two lowest daily volume weighted average prices of the Company’s common stock during the eight trading day period prior to the respective conversion date (the “Conversion Price”), subject to anti-dilution adjustments and provided that Streeterville may not request any conversion of the Streeterville Convertible Note to the extent that such conversion would cause Streeterville (together with its affiliates) to beneficially own shares of Common Stock exceeding 4.99% (or 9.99% if the Market Capitalization, as defined below, is less than $10 million) of the number of shares of Common Stock outstanding on such date. For the ownership limitation, “Market Capitalization” means a number equal to (a) the average volume weighted average price of the Company’s common stock for the immediately preceding 15 trading days, multiplied by (b) the aggregate number of outstanding shares of common stock as reported on Company’s most recently filed Form 10-Q or Form 10-K or as reported to Nasdaq in a subsequent shares outstanding change form. Absent an uncured event of default, as set forth in the Streeterville Convertible Note, Streeterville agreed to limit its aggregate sales of Conversion Shares on the open market in any given calendar week to 10% of the weekly trading volume of the Company’s common stock on our principal trading market (Nasdaq) for such week. Upon evaluation, the Company determined that the conversion features inherent in the Streeterville Convertible Note meet the definition of a derivative liability (the “Streeterville Derivative Liability”) covered under the ASC topic 815, Derivatives and Hedging. Applying ASC 820, Fair Value Measurement, the initial fair value of the Streeterville Derivative Liability is $666 thousand, which will be mark-to-market adjusted on a quarterly basis and accreted as interest expense using the effective interest rate method while the Streeterville Convertible Note is outstanding.

In addition to the beneficial ownership limitations provided in the Streeterville Convertible Note, the sum of the number of shares of the Company’s common stock that the Company may issue to Streeterville under the Secured SPA, the Streeterville Convertible Note and any related documents without stockholder approval may not exceed the number of shares it could so issue pursuant to Nasdaq Listing Rule 5635(d) (the “Share Cap”), unless shareholder approval (the “Approval”) to exceed such limitation is obtained by the Company. The Company is required, under the Secured SPA to obtain the Approval by February 2, 2025. If the Company does not obtain the Approval by such date, it must continue seeking the Approval every 90 days until the Approval is obtained. If the total cumulative number of Conversion Shares that the Company issues to Streeterville equals the Share Cap and the Company has not obtained the Approval, any remaining outstanding balance of the Streeterville Convertible Note must be repaid in cash.

The Streeterville Convertible Note provides for customary events of default (each as defined in the Streeterville Convertible Note, an “Event of Default”), including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified cure period, a cross-default to certain other indebtedness and material agreements of the Company, and the occurrence of a bankruptcy, insolvency or similar event affecting the Company. Upon the occurrence of an Event of Default that is deemed a “Major Trigger Event” as defined in the Streeterville Convertible Note, Streeterville may increase the outstanding balance of the Streeterville Convertible Note by 10%, and upon the occurrence of an Event of Default that is deemed a “Minor Trigger Event” as defined in the Streeterville Convertible Note, Streeterville may increase the outstanding balance of the Streeterville Convertible Note by 5%. Streeterville can exercise its right to increase the outstanding balance upon a Major or Minor Trigger Event three times each. Upon the occurrence of an Event of Default, Streeterville may declare all amounts owed under the Streeterville Convertible Note immediately due and payable. In addition, upon the occurrence of an Event of Default, upon the election of Streeterville, interest shall begin accruing on the outstanding balance of the Streeterville Convertible Note from the date of the Event of Default equal to the lesser of 15% per annum and the maximum rate allowable under law.

Unsecured Promissory Note

On September 23, 2022, the Company entered into a Note Purchase Agreement (the “Streeterville Unsecured NPA”) with Streeterville, pursuant to which Streeterville purchased an unsecured promissory note (the “Streeterville Unsecured Note”) in the initial principal amount of $8.25 million. The Note bore interest at 10% per annum, had a maturity date of 18 months from the date of its issuance and carried an original issue discount of $750 thousand, which is included in the principal balance of the Streeterville Unsecured Note.

Beginning on March 23, 2023, Streeterville had the right to redeem up to $750 thousand of the outstanding balance of the Streeterville Unsecured Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). The Company paid the applicable Redemption Amount in cash to Streeterville within three trading days of the Company’s receipt of any such Redemption Notice. As of September 30, 2024, Streeterville has redeemed the full principal amount of the Streeterville Unsecured Note. There was an outstanding balance of $1.9 million as of December 31, 2023. As of September 30, 2024, there was no outstanding balance and the Company has no further obligations with respect to the Streeterville Unsecured NPA or Streeterville Unsecured Note.

For a full discussion of the terms and conditions of the Streeterville Unsecured Note, see the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company reserved approximately $306 thousand of the outstanding $613 thousand receivable as uncollectible based on credit risk in the unaudited condensed consolidated financial statements as of September 30, 2024, and $279 thousand of the outstanding $558 thousand receivable as of December 31, 2023.

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

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our consolidated financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that condensed consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

See Part II, Item 1, Legal Proceedings, in this Form 10-Q for additional details on the status of motions on the following proceedings.

BV Advisory v. QCi Breach Lawsuit

At the time of the QPhoton Merger in June 2022, QPhoton had an outstanding balance of principal and interest due to BV Advisory Partners, LLC (“BV Advisory”) based on a Note Purchase Agreement that QPhoton had entered into with BV Advisory on March 1, 2021. Accordingly, the Company has recorded an estimated payable (the “BV Advisory Payable”), recognized as other current liabilities on the unaudited condensed consolidated financial statements, based on best available information in the amount of $536 thousand as of September 30, 2024 and December 31, 2023.

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

BV Advisory v. QCi Appraisal Action

BV Advisory was purportedly a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). BV Advisory rejected the Merger Consideration (as defined below) and on October 13, 2022, commenced litigation by filing a petition in the DE Chancery Court seeking appraisal rights on the shares of QPhoton it allegedly owned (which shares represented 10% of the shares of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton). The Company included BV Advisory’s purported ownership of QPhoton in the purchase price accounting for the QPhoton Merger.

The Company’s total purchase price of QPhoton was approximately $71.0 million, or $69.9 million net of cash acquired, consisting of Company common stock, Series B Preferred Stock and QPhoton Warrants (as defined below). While the total shares of the Company’s common stock on an as-converted basis offered in the QPhoton Merger was 36,600,823 (the “Merger Consideration”), the fair market valuation contemplated 31,299,417 of the shares, which assumed full conversion of the 2,377,028 shares of Series B Preferred Stock to common stock at the 10:1 ratio, and that only 1,726,931 of the warrants to purchase up to 7,028,337 shares of the Company’s common stock (the “QPhoton Warrants”) would eventually be exercised (specifically only the QPhoton Warrants for which the associated Company options and/or warrants had an exercise price at or below $2.27 at the time of the QPhoton Merger).

Accordingly, as of September 30, 2024 and 2023, the Company has neither issued 2,957,251 shares of the Company’s common stock on an as converted basis (the “Unissued QPhoton Shares”) nor 702,834 warrants to purchase shares of the Company’s common stock (the “Unissued QPhoton Warrants”) that were included in the Merger Consideration. The Unissued QPhoton Shares are included in the statement of stockholder’s equity as additional paid in capital as of as of September 30, 2024 and 2023, and the Unissued QPhoton Warrants have no carrying value as a liability on the Company’s condensed consolidated balance sheet as of September 30, 2024.

Note 11. Capital Stock

Authorized Classes of Stock

As of September 30, 2024, the Company’s Board of Directors has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as Series A preferred stock, par value $0.0001 per share, of which 993,306 and 1,490,004 shares, respectively, are issued and outstanding at September 30, 2024 and December 31, 2023. The Board has also authorized 3,079,864 shares of preferred stock as Series B preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of September 30, 2024 and December 31, 2023.

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

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Series A Redemption Agreement”) with the current holders (the “Series A Holders”) of its Series A Preferred Stock. Accordingly, $8.125 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s condensed consolidated balance sheet as of September 30, 2024, in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”. The Mezzanine Equity is valued at the date of the Private Placement issuance. Pursuant to the Series A Redemption Agreement, the Company agreed to redeem all outstanding shares of the Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments (each a “Monthly Redemption Threshold” payment), which may be accelerated at the Company’s sole discretion. In addition, the Series A Holders agreed to waive (the “Waivers”), on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Preferred Stock Certificate of Designation (the “Preferred Stock COD”), including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock Securities Purchase Agreement (the “Preferred Stock SPA”). In the event the Company opts to not make a Monthly Redemption Threshold payment, the Waivers are forfeited and the terms revert to those detailed in the Preferred Stock COD and Preferred Stock SPA. During the three and nine months ended September 30, 2024, the Company redeemed 248,349 and 496,698 shares of Series A Preferred Stock, respectively, for approximately $1.4 million and $2.7 million, in cash paid to the Series A Holders, respectively. As of September 30, 2024 and December 31, 2023, there were 993,306 and 1,490,004 shares of Series A Preferred Stock, respectively, issued and outstanding.

At-the-Market-Facility

On October 28, 2022, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, which was declared effective on November 8, 2022 (the “2022 shelf”). Under the 2022 Shelf at the time of effectiveness, the Company had the ability to raise up to $100 million by selling common stock, preferred stock, debt securities, warrants and units. On December 5, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) whereby the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock (the “ATM Facility”), and incorporated the ATM Agreement into the 2022 Shelf by amendment that was declared effective January 10, 2023. On August 17, 2023, the Company and Ascendiant entered into an amendment (the “ATM Amendment”) to the ATM Agreement, increasing the amount of common stock that the Company may offer and sell via the ATM Facility from $25 million to $50 million (the “ATM Upsize”). Following the ATM Upsize, the Company filed a prospectus supplement, dated August 18, 2023, with the Securities and Exchange Commission and became able to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $27,362,717 via the ATM Facility.

The Company intends to use any net proceeds from the sale of securities under the ATM Facility for operations and for other general corporate purposes, including, but not limited to, capital expenditures, including our AZ Chips Facility, as defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, payments under the Series A Redemption Agreement and general working capital. The Company did not sell any shares through the ATM Facility for the three months ended September 30, 2024, and for the nine months ended September 30, 2024, the Company sold 16,604,770 shares of the Company’s common stock through the ATM Facility at an average price of $0.88, from which the Company received net proceeds of $14.6 million.

Warrants

The table below summarizes the warrants outstanding at September 30, 2024 (in thousands, except exercise price data):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171	(150)	-	21
November 15, 2021	November 15, 2023	$7.00	1,545		(1,545)	-
June 16, 2022	May 9, 2027	$0.0001	6,325	-	(4,148)	2,177

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

In connection with the QPhoton Merger on June 16, 2022, the Company issued 6.3 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of September 30, 2024, none of the QPhoton Warrants linked to the outstanding Underlying Options are expected to be exercised as the exercise prices of the Underlying Options are above the closing stock price as of September 30, 2024. The 6.3 million issued warrants represent a portion of the 7.0 million warrants included in the Merger Consideration, having been received by two QPhoton shareholders. A third alleged shareholder rejected the Merger Consideration and commenced litigation, and to date that litigation has not been resolved and the 702,834 warrants have not been issued. See Part II, Item 1, Legal Proceedings, for additional information on the status of the litigation.

Accordingly, as of September 30, 2024, of the 6.3 million QPhoton Warrants issued, approximately 66% have been forfeited because the corresponding Underlying Options had expired or been forfeited. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants issued on June 16, 2022, are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. Accordingly, the Company recognized mark-to-market gains of $13 thousand and $384 thousand during the three and nine months ended September 30, 2023, respectively, with an ending balance of $144 thousand as of September 30, 2023. As of September 30, 2024 and December 31, 2023, the QPhoton Warrants have no carrying value as a liability on the Company’s condensed consolidated balance sheet and there was no mark-to-market adjustment recognized during the nine months ended September 30, 2024.

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

On July 5, 2022, the Board of Directors adopted the Company’s 2022 Equity and Incentive Plan (the “2022 Plan”) which provides for the issuance of up to 16 million shares of the Company’s common stock. The 2022 Plan was approved by a majority of the shareholders in September 2022. Per the 2022 Plan, the 2022 Plan reserves increased automatically by 1 million shares on January 1, 2023 and January 1, 2024, providing for a total issuance of up to 18 million shares of the Company’s common stock. As of September 30, 2024, a total of 12.4 million shares and options were issued and outstanding.

Options

The following table summarizes the Company’s option activity for the nine months ended September 30, 2024 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2024	13,843	$2.64	3.7
Granted	250	1.01	5.0
Exercised	-	-	-
Forfeited	(1,724)	4.11	-
Balance as of September 30, 2024	12,369	$2.41	3.1
Vested and exercisable as of September 30, 2024	8,375	$2.87	2.8

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Exercise price	$1.00 – 1.12	$1.35 – 1.35	$1.00 – 1.12	$1.35 – 1.84
Risk-free interest rate	5.2 – 5.2%	4.8 – 4.8%	5.2 – 5.2%	4.7 – 4.8%
Expected volatility	93.2 – 104.6%	134.5 – 134.5%	93.2 – 104.6%	122.2 – 136.9%
Expected dividend yield	0%	0%	0%	0%
Expected life of options (in years)	5.0	5.0	5.0	5.0

The following table summarizes the exercise price range as of September 30, 2024 (in thousands, except exercise price data):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 – 1.00	105	10
$1.00 – 2.00	5,348	1,794
$2.00 – 3.00	5,845	5,500
$3.00 – 6.00	38	38
$6.00 – 8.00	683	683
$8.00 – 12.00	350	350
	12,369	8,375

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $1.01 and $1.42 per share, respectively. As of September 30, 2024, total unrecognized compensation cost related to common stock options was $3.5 million, which is expected to be recognized over a period of 3.3 years.

Stock-based Compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$562	$408	$1,761	$1,358
Selling and marketing	12	85	123	(351)
General and administrative	189	499	796	2,103
Total stock-based compensation	$763	$992	$2,680	$3,110

For the nine months ended September 30, 2024 and 2023, stock-based compensation on the statements of stockholders’ equity was lower by $207 thousand and lower by $206 thousand, respectively, as compared to the expense recorded due to timing differences between award dates and the realization of stock-based compensation expense. The net expense of $2.7 million for the nine months ended September 30, 2024 is primarily attributable to vesting expense recognition, offset by insignificant pre-vesting forfeitures of common stock options for separated employees.

In terms of new issuances, the Company issued 218 thousand shares of common stock to former executives in the nine months ended September 30, 2024 per their respective employment and separation agreements (the “Separation Agreement Shares”). In conjunction with the Separation Agreement Shares, the Company recognized $197 thousand of stock-based compensation expense during the nine months ended September 30, 2024, and does not expect future expense related to these offerings as they are fully vested. During the nine months ended September 30, 2023, the Company issued 2.4 million shares of common stock to employees as performance and incentive awards (the “2023 Incentive Shares”). The 2023 Incentive Shares included 854 thousand shares of common stock issued to 35 employees as payment in lieu of cash for 2022 performance bonuses (the “Bonus Incentive Shares”) and 1.5 million shares of common stock as long-term incentive bonuses to five employees identified as key technical staff (the “Retention Incentive Shares”). The Bonus Incentive Shares are restricted and subject to the following vesting schedule: one-half vested on December 31, 2023 and one-half vesting on December 31, 2024. As of December 31, 2023, the Company canceled 23,600 of the issued shares that were forfeited by employees no longer with the Company. The Retention Incentive Shares are restricted and subject to annual vesting in equal amounts over a five-year period as follows: 20% will vest on each of December 31, 2023, December 31, 2024¸ December 31, 2025, December 31, 2026, and December 31, 2027, subject to the grantee continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date.

Stock-based Compensation for Services

The Company recognized stock-based compensation expense for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted, in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling and marketing	$-	$(107)	$-	$(174)
General and administrative	2	107	21	456
Total stock-based compensation	$2	$-	$21	$282

For the nine months ended September 30, 2024 and 2023, stock-based compensation for services on the statements of stockholders’ equity was higher by $113 thousand and $2.1 million, respectively, as compared to the expense recorded due to timing differences between award dates and the realization of stock-based compensation expense.

In terms of new issuances, the Company issued 142 thousand and 1.5 million shares of common stock, respectively, for services in the nine months ended September 30, 2024 and 2023.

Note 13. Related Party Transactions

There were no related party transactions during the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the Company has begun to commercialize some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

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

In this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024, we amended our consolidated statements of operations, our consolidated statements of stockholders’ equity, and our consolidated statements of cash flows for the nine months ended September 30, 2023, which restate and revise items in line with the disclosures and reclassifications discussed in the 2023 Amendment. The aggregate impact of these errors on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023, is a decrease in net loss of approximately $1.4 million and $1.0 million, respectively. The estimated aggregate impact of these errors on the Company’s condensed consolidated balance sheet for the nine months ended September 30, 2023, is (i) decreased intangible and goodwill assets of $8.6 million; (ii) materially unchanged and increased liabilities of approximately $500 thousand; and (iii) decreased stockholder’s equity of approximately $9.1 million.

Note 16. Subsequent Events

In October and November 2024, the Company redeemed 165,566 shares of Series A Preferred Stock for $910 thousand. As of November 4, 2024, the Company has redeemed 662,264 shares of Series A Preferred Stock for a cumulative redemption amount of $3.6 million in cash paid to the Series A Holders; there are 827,740 shares of Series A Preferred Stock issued and outstanding.

In October 2024, the Company resumed use of its ATM Facility and sold approximately 3.9 million  shares of common stock as of November 4, 2024. The Company intends to use the net proceeds for our operations and for other general corporate purposes, including, but not limited to, capital expenditures, including our AZ Chips Facility, as defined in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, payments under the Series A Redemption Agreement and general working capital. As of November 4, 2023, the Company has approximately $55 million available under the 2022 Shelf and $5 million available under the ATM Agreement, as amended.

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

QCi’s core technology is Entropy Quantum Computing (“EQC”). EQC is a patent pending methodology that utilizes the environment to drive controlled energy loss in a photonic architecture. The Company believes that EQC’s small rack-mountable size and low-energy consumption provides a substantial competitive edge as compared to superconducting, cryogenic quantum systems offered by competitors that are also designed to solve optimization problems. In addition to our photonic computing platform, we have leveraged QCi’s core technology to demonstrate powerful quantum sensing use cases in LIDAR (Light Detection and Ranging), reservoir computing (a form of neural network that can be used in machine learning applications) and quantum cyber authentication (a method for highly secure communication within a network). Several of these important technologies are already in early stages of commercialization.

Our longer-term product development plan is to migrate product designs based on discrete components to a set of optical integrated circuits built on wafers using a crystalline material called lithium niobate (“Thin Film Lithium Niobate” or “TFLN”). The Company believes that TFLN is an excellent material for design and implementation of optical integrated circuits (“TFLN Chips”) suitable for our quantum computing and sensing products because it is crystal based and hence can have optical waveguides directly etched into the material. QCi possesses strong domain experience and intellectual property in TFLN design and chip fabrication and has completed initial production of several specialty devices such as electro-optical modulators (“EOM’s”). TFLN EOM’s have the advantages of large bandwidth, low power consumption, and small size. The Company has begun buildout of a state-of-the-art TFLN chip manufacturing facility (the “AZ Chips Facility”) in a leased space within Arizona State University’s Research Park in Tempe, Arizona. The Company’s understanding is that this could be the nation’s first dedicated optical integrated circuit manufacturing foundry using TFLN wafers to achieve quantum effects and superior optical interconnects for data centers. Our plan for the facility is to produce a range of custom lithium niobate chips for use in our own product lines as well as chips for sale in the commercial market. The Company has plans to support this initiative by applying for funding for distinct uses under both the Title 17 Clean Energy Financing Program managed by the US Department of Energy’s Loan Programs Office and also the Creating Helpful Incentives to Produce Semiconductors Act of 2022, which specifically includes $39 billion in manufacturing incentives and $13 billion to support new research and development.

We believe that the practical benefits to the customer of QCi’s core offerings are:

●	Powerful performance in speed and quality of solution for large complex optimization problems;

●	Plug and play compatibility with existing IT infrastructure;

●	Low power consumption – normal operation under 80 watts; and

●	Scalability with potential for migration to nanophotonic system-on-a-chip designs.

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

Our core technology offers practical, cost-effective solutions that materially advance the adoption of quantum machines across several market segments including:

1.	Quantum Computing;

2.	Quantum Intelligence (Artificial Intelligence and Machine Learning);

3.	Remote Sensing;

4.	Imaging; and

5.	Cybersecurity.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Revenue:
Total revenue	$101	$50	102%	$311	$283	10%
Gross profit	9	26	(65)%	78	152	(34)%
Gross profit margin	9%	52%	(43)%	25%	54%	(29)%
Operating expenses:
Research and development	2,244	2,328	(4)%	6,560	6,977	(6)%
Sales and marketing	363	584	(38)%	1,243	1,397	(11)%
General and administrative	2,840	3,725	(24)%	9,298	11,442	(19)%
Total operating expenses	5,447	6,637	(18)%	17,101	19,816	(14)%
Loss from operations	(5,438)	(6,611)	(18)%	(17,023)	(19,664)	13%
Non-operating income and (expense):
Interest and other income	70	126	(44)%	180	219	(18)%
Interest expense, net	(307)	(369)	(17)%	(462)	(1,334)	(65)%
Change in value of derivative and warrant liabilities	-	13	(100)%	-	384	(100)%
Total non-operating income (expense)	(237)	(230)	3%	(282)	(731)	61%
Net loss	$(5,675)	$(6,841)	(17)%	$(17,305)	$(20,395)	(15)%

Revenues

The Company’s revenues consist of (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Products	$-	$-	-	$27	$-	NM
Services	101	50	102%	284	283	-%
Total	$101	$50	102%	$311	$283	10%

Revenues for the three months ended September 30, 2024 were $101 thousand compared to $50 thousand for the comparable prior year period, an increase of $51 thousand or 102%. Revenues for the nine months ended September 30, 2024 were $311 thousand compared to $283 thousand for the comparable prior year period, an increase of $28 thousand or 10%. The respective increases in revenues are primarily due to changes in the number of, size of and level of effort performed on active customer proof-of-concept and research and development services and custom hardware contracts.

Cost of Revenues

Cost of revenues, which consists of direct labor expenses, primarily salary costs for engineering and solutions staff delivering services, and other direct component costs for custom hardware on research and development contracts, was $92 thousand for the three months ended September 30, 2024, compared to $24 thousand for the comparable prior year period, an increase of $68 thousand or 283%. Cost of revenues for the nine months ended September 30, 2024 was $233 thousand compared to $131 thousand for the comparable prior year period, an increase of $102 thousand or 78%. The respective increases are both primarily due to the increases in direct labor expenses and other direct costs required to perform on the contracts during the 2024 periods compared to the prior year periods.

Gross Margin

Gross margin for the three months ended September 30, 2024 was $9 thousand and 9% compared to $26 thousand and 52% for the comparable prior year period, a decrease of $17 thousand and 43%, respectively. Gross margin for the nine months ended September 30, 2024 was $78 thousand and 25% compared to $152 thousand and 54%, a decrease of $74 thousand and 29%, respectively, compared to the comparable period of 2023. The respective changes were nearly entirely the result of a new custom hardware contract that has lower margins due to its cost of revenues being comprised of other direct component costs in addition to direct labor expenses. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in significant differences in gross margin between reporting periods.

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2024 and 2023 is set forth in the below tables (in thousands, except percentages). Operating expenses for the three and nine months ended September 30, 2024 decreased by $1.2 million and $2.7 million, respectively, in each case primarily as a result of lower general and administrative expenses of approximately $900 thousand and selling and marketing expenses of approximately $200 thousand.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$2,244	$2,328	(4)%	$6,560	$6,977	(6)%

Research and development expenses consist primarily of labor expenses for employees that primarily engage in research and development efforts and non-labor expenses for the development of hardware products and supporting software. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2024 decreased compared to the comparable prior year periods primarily due to a reduction in employee-related expenses, primarily as a result of decreased bonus expenses. These decreases were partially offset by net increases in stock-based compensation as the Company sought to create long-term incentives to retain key technical, sales and administrative employees. See Note 12, Stock-based Compensation, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$363	$584	(38)%	$1,243	$1,397	(11)%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and nine months ended September 30, 2024 decreased primarily due to lower employee and related compensation, reduction in the use of consultant services and decreased marketing program costs as management continued to refine the Company’s approach to product and services sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative	$2,840	$3,725	(24)%	$9,298	$11,442	(19)%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and nine months ended September 30, 2024 decreased compared to the comparable prior year period primarily due to lower employee- and advisor-related expenses, including stock-based compensation, payroll, bonus and travel expenses, as well as lower legal fees and consulting services costs driven by changes made within and by the Company’s management team, offset by increased audit fees driven by the Company retaining a new independent registered public accounting firm and such firm’s re-audit of the Company’s financial statements for the years ending December 31, 2023 and 2022.

Non-operating Income (Expense)

The following table summarizes our non-operating income (expense) for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Interest and other income	$70	$126	(44)%	$180	$219	(18)%
Interest expense, net	(307)	(369)	(17)%	(462)	(1,334)	(65)%
Change in value of derivative and warrant liabilities	-	13	(100)%	-	384	(100)%
Other income (expense)	$(237)	$(230)	3%	$(282)	$(731)	61%

Net other expense for the three months ended September 30, 2024 compared to the comparable prior year period is virtually unchanged, with the approximate $62 thousand decrease in net interest expense offsetting the approximate $56 thousand decrease in interest income. The $449 thousand decrease in other expense for the nine months ended September 30, 2024 compared to the comparable prior year period is the result of the $872 thousand decrease in interest expense for the Company’s financial liabilities offset by a $384 thousand reduction in gains in the fair value of the QPhoton Warrant liability.

Interest and other income consists of earned interest on loans receivable and cash and cash equivalents. See Note 2, Significant Accounting Policies – Cash and Cash Equivalents, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information on where the Company maintains its cash balances. The decreases for the three and nine months ended September 30, 2024 compared to the comparable prior year periods is primarily due to the Company maintaining lower cash balances in mutual funds and deposit and money market accounts during the 2024 periods compared to the 2023 periods.

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and accretion of derivative interest. The decrease in interest expense in 2024 compared to 2023 was attributable to decreased borrowings outstanding under the Streeterville Unsecured Note which was paid-in-full as of March 1, 2024, partially offset by new borrowings under the Streeterville Convertible Note that we issued in August 2024. See Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

The gain on change in value of warrant liability is comprised of mark-to-market adjustments for the QPhoton Warrants, which have no carrying value as of September 30, 2024 and December 31, 2023. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the exercise price of the Underlying Options, as defined below. See Note 11, Capital Stock - Warrants, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information on the QPhoton Warrants. There was no mark-to-market for the Streeterville Derivative Liability as of September 30, 2024.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. Through September 30, 2024, the Company has raised $68.3 million through private and public placements of equity and $12.6 million through private placements of convertible promissory notes and other debt for a total of $80.9 million. The Company has no lines of credit or short-term debt obligations outstanding when excluding the remaining debt issuance costs. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. As of September 30, 2024, the Company had cash and cash equivalents of $3.1 million.

Our primary uses of cash are to fund and invest in our operations as we continue to grow our business. We will require a significant amount of cash for continued investment in our AZ Chips Facility and ongoing research and development for our non-linear quantum optical products and photonics chips. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our cash needs through public and/or private equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, bank failures, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our product development and go-to-market efforts. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements. There can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

The following table summarizes total consolidated current assets, liabilities and working capital at September 30, 2024, compared to December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023	Change
Current Assets	$3,912	$2,656	$1,256
Current Liabilities	$2,431	$4,812	$(2,381)
Working Capital (Deficit)	$1,481	$(2,156)	$3,637

At September 30, 2024, we had working capital of $1.5 million as compared to a working capital deficit of $2.2 million at December 31, 2023, an increase of $3.7 million. The increase in working capital is primarily attributable to an increase in cash proceeds from our issuance of shares of common stock using the Company’s ATM Facility and our issuance of the Streeterville Convertible Note, offset by the use of cash to pay for operating expenses and capital investments in property and equipment.

Cash Flows

The following table summarizes our cash flow for the nine months ended September 30, 2024 and 2023 (in thousands).

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(12,439)	$(13,348)
Net cash used in investing activities	(3,170)	(2,665)
Net cash provided by financing activities	16,614	18,084
Net increase in cash, cash equivalents, and restricted cash	$1,005	$(4,315)

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $12.4 million and $13.3 million, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock-based compensation, mark-to-market valuation adjustments on financial liabilities, and depreciation and amortization.

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $3.2 million and $2.7 million, respectively, and was attributable to our purchase of computer hardware, laboratory and TFLN Chips manufacturing equipment. The increase in investment in the 2024 period is primarily due to the purchase of additional equipment in connection with establishing the Company’s AZ Chip Facility.

Net cash provided by financing activities was $16.6 million and $18.1 million, respectively, for the nine months ended September 30, 2024 and 2023. Cash flows provided by financing activities during the nine months ended September 30, 2024 were attributable to proceeds from our sale of shares of common stock pursuant to the ATM Facility and our issuance of the Streeterville Convertible Note, partially offset by repayments on the Streeterville Unsecured Note and redemptions of shares of Series A Preferred Stock. Cash flows provided by financing activities during the period ended September 30, 2023 were attributable to proceeds from our sale of shares of common stock pursuant to the ATM Facility, partially offset by repayments on the Streeterville Unsecured Note.

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

Another area of critical accounting estimates involves determining the fair market value of the QPhoton Warrants. The Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock, then accounts for changes period-over-period by realizing a mark-to-market gain or loss for the period.

Another area of critical accounting estimates involves determining the fair value of the Streeterville Derivative Liability, which involves inherent uncertainties and the application of management judgement. The Streeterville Derivative Liability will be mark-to-market adjusted on a quarterly basis and accreted as interest expense while the Streeterville Convertible Note is outstanding.

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

As of September 30, 2024, we had federal and state net operating loss (“NOL”) carryforwards of approximately $60.1 million, or $15.6 million on a tax-effected basis. We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of September 30, 2024, will be accounted for as a reduction of income tax expense.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

BV Advisory v. QCi Appraisal Action

BV Advisory was purportedly a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). On October 13, 2022, BV Advisory filed a petition in the DE Chancery Court seeking appraisal rights (the “Appraisal Petition”) on the shares of common stock of QPhoton it allegedly owns (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the General Corporation Law of the State of Delaware. The parties agreed to suspend discovery pending resolution of outstanding motions in two related cases. On July 24, 2024, the DE Chancery Court granted a petition by BV Advisory’s legal counsel to withdraw from the case. As of November 4, 2024, BV Advisory has not retained new counsel to represent it on the Appraisal Petition, and the Company does not have sufficient information to assess the potential impact of the appraisal demand at this time.

BV Advisory v. QCi Breach Lawsuit

On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory. Under the Note Purchase Agreement, on March 1, 2021, March 23, 2021 and July 9, 2021, QPhoton and BV Advisory entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured two years from the issuance date. On June 16, 2022, the effective date of our acquisition of QPhoton, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,684.24, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022, BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes.

On August 16, 2022, BV Advisory filed a complaint in the DE Chancery Court naming the Company and certain of its directors and officers (among others) as defendants (the “Breach Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). BV Advisory is seeking, among other relief, monetary damages for an alleged breach of the Note Purchase Agreement between BV Advisory and QPhoton, as well as monetary damages for alleged breach of an alleged binding letter of intent among Barksdale Global Holdings, LLC (“BGH”), Inference Ventures, LLC (“Inference Ventures”) and QPhoton. BV Advisory and its affiliates claim that pursuant to the letter of intent they had the right to acquire additional shares in QPhoton by investing $2.5 million in QPhoton. BV Advisory claims QPhoton refused to allow BV Advisory to purchase the equity. However, BV Advisory never made the additional investment in QPhoton. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. The Company filed a motion to dismiss most of the Breach Lawsuit, and on May 28, 2024, the DE Chancery Court dismissed eight of the 10 counts in the BV Advisory complaint. On July 24, 2024, the DE Chancery Court entered an Order dismissing those eight counts with prejudice. On October 17, 2024, the DE Chancery Court granted a Stipulation and Order dismissing the two remaining counts of the BV Advisory complaint, subject to BV Advisory’s right to elect to transfer the BV Note claim to DE Superior Court. On October 23, 2024, BV Advisory filed an initial notice of election to transfer its BV Note claim to DE Superior Court

As of November 4, 2024, the parties are anticipating a conference with the DE Chancery Court to discuss a schedule for the Appraisal Petition, pending BV Advisory retaining counsel in that action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of or Company repurchases of the Company’s equity securities during the three months ended September 30, 2024.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Secured Promissory Note issued to Streeterville Capital, LLC, dated as of August 6, 2024	8-K	4.1	08/12/24
10.1	Securities Purchase Agreement between Quantum Computing Inc. and Streeterville Capital, LLC, dated as of August 6, 2024	8-K	10.1	08/12/24
10.2	Security Agreement between Quantum Computing Inc. and Streeterville Capital, LLC, dated as of August 6, 2024	8-K	10.2	08/12/24
10.3	IP Security Agreement between Quantum Computing Inc. and Streeterville Capital, LLC, dated as of August 6, 2024	8-K	10.3	08/12/24
10.4	Guaranty by QPhoton, LLC, Qubittech International, Inc., Qubittech, Inc., and QI Solutions, Inc., dated August 6, 2024	8-K	10.4	08/12/24
10.5	Amendment to Employment Agreement by and between Quantum Computing Inc. and Yuping Huang, dated as of September 1, 2024				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: November 6, 2024	By:	/s/ Dr. William McGann
Dr. William McGann
Chief Executive Officer and President

	By:	/s/ Christopher Boehmler
Christopher Boehmler
Chief Financial Officer