Form 10-K
period 2024-12-31
Quantum Computing Inc.
filed 2025-03-20
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $34,743,396 based on the closing price of $0.50 per share of Quantum Computing Inc. common stock on the Nasdaq Stock Market LLC on that date.

As of March 18, 2025, there were 137,244,545 shares of the registrant’s common stock issued and outstanding.

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

ITEM 1. BUSINESS.

The High-Performance Computing Landscape

There is a large and growing demand for ever-increasing computational performance in information processing and data storage. The recent emergence of artificial intelligence, large language models, and machine learning algorithms has added to the need for efficient processing of vast volumes of data. Classical computers that use silicon microprocessors are understood to have performance limitations in solving certain classes of computational problems, in particular, optimization problems. Solving large optimization problems requires complex calculations that cannot currently be performed in a reasonable amount of time using classical computing systems for problem sizes relevant to many industrial and real-world applications.

There is a growing belief among computer science experts that quantum computing, which uses quantum mechanics to solve problems faster than traditional computers, may offer a potential solution to the hard limits now being approached by classical computers. In addition to new computational methodologies using quantum mechanics, there is a corresponding emergence of new materials in microprocessors that may be able to overcome some of the limitations of the silicon based processors used in classical computers. One promising area is in the use of photonics, which uses particles of light for computation. We believe that these emerging approaches will create an opportunity for new materials and methods that can meet the growing demand for scalable performance and power efficiency. While it is difficult to determine the date that quantum computers will begin to have practical relevance, we believe that quantum computers with gradually increasing performance will be introduced by multiple vendors over the next five years.

The Company

Quantum Computing Inc. is an American company utilizing integrated photonics and non-linear quantum optics to develop and deliver machines for quantum computing, reservoir computing, and remote sensing, imaging and cybersecurity applications. Our vision is to lead the revolution in photonics and quantum computing with scalable, accessible, and affordable solutions for real-world problems. QCi’s products are designed to operate at room temperature and at very low power levels compared to other quantum systems currently available in the market, such as superconducting, ion-trap, or annealing architectures. Our acquisition of QPhoton, Inc. (the “QPhoton Merger”) in June 2022, enabled us to offer the aforementioned products, integrated with the Company’s software platform, Qatalyst, that existed before the QPhoton Merger.

QCi’s proprietary core technology rests in our ability to condition, manipulate, and measure single photons (particles of light). Specifically, our integrated photonics approach exploits the non-linear capabilities of photons (our “Core Photonics Technology”). Our Entropy Quantum Computer (“EQC”) is a quantum application of our Core Photonics Technology, designed to solve complex optimization problems. EQC is based on a patent-pending methodology that utilizes the energy in the environment to drive controlled feedback through energy loss in a photonic circuit architecture. The EQC’s use of the environment as an integral part of the system is in sharp contrast to competing quantum approaches, including the aforementioned superconducting, trapped-ion, and annealing architectures, which seek to establish stable quantum states by the complete elimination of environmental effects. As a result, the EQC consumes less power than these competing methods and operates at room temperature making it compatible with an ordinary server room environment. We anticipate that our EQC will enable us to develop and produce multiple generations of quantum machines with increasing computational power, scalability, and speed.

Our longer-term product development plan is to migrate product designs based on discrete components, including EQC’s current design, to a set of optical integrated circuits built on wafers using a crystalline material called lithium niobate (“Thin Film Lithium Niobate” or “TFLN”). The Company believes that TFLN is an excellent material for optical integrated circuit design, given its advantageous optical properties (both linear and non-linear) and its compatibility with silicon-based semiconductor fabrication methods. The Company is completing the buildout of a state-of-the-art TFLN chip manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona (the “AZ Chips Facility”).

In addition to our EQC technology, we have leveraged QCi’s core photonics technology to demonstrate powerful quantum sensing use cases in LIDAR (light detection and ranging) (a technology that uses pulsed laser light to measure distances to objects by calculating the time it takes for the reflected light to return), reservoir computing (a form of neural network that can be used in machine learning applications and quantum cyber authentication (a method for highly secure communication within a network). Several of these technologies are in the early stages of commercialization and several are available to customers through our research & development offerings.

Our Strategy

QCi’s strategy is to provide a range of accessible and affordable quantum machines to commercial and government markets, supported by professional services through our “Quantum Solutions” offering. Our proprietary technology is central to our strategy because we believe that it enables us to leverage the advantages of size, weight, power, and cost over competing cryogenic products. We further differentiate ourselves in the market by offering, in addition to cloud-based access to our quantum computers, on-premises installation of our EQC product, which is rack-mountable and compatible with standard server room infrastructure and requires no special cooling, shielding, or power considerations.

Further, our EQC development plan to gradually replace discrete optical components with photonic integrated circuits will provide us the ability to fabricate and sell a range of custom lithium niobate chips for use in our own product lines as well as TFLN Optical Chips, as defined below, for sale into existing commercial markets for optical devices.

Market Opportunity

The Company believes that quantum solutions have the potential to bring significant and increasing advances in the fields of medicine, engineering, autonomous vehicles, energy management, and cybersecurity and that the demand for quantum computing in these market sectors will likely outpace and outperform the general-purpose universal computing market in the near- to mid-term and into the foreseeable future. We believe that our core photonics technology applications offer practical, cost-effective solutions that can materially advance the adoption of quantum machines across several market segments including:

1.	Quantum computing, including quantum optimization computing

2.	Reservoir computing, including edge hardware devices

3.	Remote sensing and imaging, including LiDAR and quantum photonic vibrometry

4.	Cybersecurity, including authentication

While the current quantum computing market comprises a fraction of the broader high-performance computing market, we anticipate that quantum computers will unlock new applications that are unlikely to be addressable by existing high-performance computers comprised of leveraging classical processing units. Estimates of the size of the global high-performance computing industry vary, but according to Grand View Research, the high-performance computing market was valued at $39.1 billion in 2019 and is expected to reach a value of $53.6 billion by 2027, see Grand View Research - High Performance Computing Market Size Worth $53.6 Billion By 2027, https://www.grandviewresearch.com/press-release/global-high-performance-computing-hpc-market According to a report from Allied Market Research, the global enterprise quantum computing market size was valued at $1.3 billion in 2020 and is projected to reach $18.3 billion by 2030, growing at a compound annual growth rate of 29.7% from 2021 to 2030, according to a published report on the enterprise quantum computing market at https://www.alliedmarketresearch.com/enterprise-quantum-computing-market (Information contained on, or that can be accessed through, these websites is not incorporated by reference in this Annual Report, and you should not consider information on these websites to be part of this Annual Report).

As an early participant in this rapidly growing market, we believe we are well-positioned to capture a meaningful amount of this growth. We also believe that there is further potential upside from quantum computing and technology more broadly opening new markets not included in traditional high-performance computing market size estimates.

Additionally, we believe that our foundry services offering will address the growing TFLN market and photonic integrated circuit markets. A recent Market Research Reports: Document ID: LPI08232779; Published August 8, 2023 “Thin Film Lithium Niobate Market Forecast 2023 – 2029,” indicates a significant potential market growth for TFLN devices. The study covers use applications and segments that forecast the global TFLN electro-optical modulator market, valued at $190.4 million in 2022, to grow an estimated $1,931.3 million by 2029 - a compound annual growth rate of 39 percent. The report further describes how such increase in demand is expected to be principally driven by the material advantages described above. Specifically, TFLN electro-optical modulators have the advantages of large bandwidth, low power consumption, and small size. Further, Mordor Intelligence published a market report, “Photonic Integrated Circuit Market Size & Share Analysis - Growth Trends & Forecasts (2024 - 2029)” forecasts that the photonic integrated circuit (PIC) market, currently valued at $15.1 billion, will grow at a compound annual growth rate of 20.5% to $38.4 billion in 2029. We believe that this suggests significant potential demand for QCi’s products and services.

Products and Products in Development

The Company believes it is well-positioned in the marketplace due to its Core Photonics Technology in integrated photonics that allows QCi to offer a suite of quantum machines to the market today with a robust technology roadmap for the future. The QPhoton Merger substantially broadened the Company’s technology portfolio and enabled us to develop a group of closely related products to EQC, based on our underlying Core Photonics Technology.

TFLN Optical Chips

We believe that TFLN optical integrated circuits (“TFLN Optical Chips”) will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing, and imaging applications. While the Company is developing proprietary chip designs to for TFLN Optical Chips for exclusive use in our products for the aforementioned applications, the Company’s foundry services offering at our AZ Chips Facility will make available a range of custom TFLN chips (custom single photon detectors) for sale into existing commercial markets, including optical devices such as electro-optical modulators, periodically poled devices for frequency conversion and micro ring resonator cavities.

Entropy Quantum Computer

QCi launched a new EQC device during the first quarter of 2024 (Dirac-3) and plans to release a series of additional EQC products in the coming years that build and expand upon the same analog architecture. This planned evolution of technology and product enhancements will involve improving the size and capacity of the EQC machines, as well as speed, scalability, and performance fidelity. The EQC is available both as a cloud-based subscription service, similar to other quantum machines, as well as an affordable on-premises solution.

EQC is a full-stack system, incorporating QCi’s custom user interface software Qatalyst, which allows users to avoid the complexity of software development kits (“SDKs”) at the circuit level and has evolved from QCi’s primary SaaS offering to the software that powers our offerings. Operating on EQC, Qatalyst enables developers to create and execute quantum-ready applications using application programming interfaces. Users can then use these same interfaces on conventional computers to achieve optimization performance advantages using our cloud-based solution.

Reservoir Computer

Launched in June 2023, QCi’s first reservoir computing product is an edge device that used an integrated circuit that can be reprogrammed after manufacturing and optimized for recurrent neural network applications. An “edge device” allows the user to process, measure, and analyze data locally (at the user’s device) as opposed to over a network where data must be sent over the internet or through some cloud service. QCi’s Reservoir Computer (“RC”) is a standalone device that can be plugged into a local computer or server without having to connect over the internet. We believe that the RC’s hardware-based approach to reservoir computing has advantages over more traditional software approaches, including significantly faster processing speeds, 80% - 95% less energy consumption, portability (size of power bank), affordability, and requiring significantly shorter training time. Our benchmarking analyses further show that the RC is capable of delivering superior performance in time-dependent tasks, such as chaotic time series prediction, unstructured financial model prediction, natural language processing, and weather forecasting. To date, the market for reservoir computing has been limited due to computing cost and technical implementation complexities, which we designed the RC to address. We anticipate that future generations of the RC will introduce greater speed of performance and scalability, which will enable the RC to participate in large language model training and other applications. While technology challenges remain in scaling this technology, this is one of our focus areas to gain a significant share in the artificial intelligence / machine learning hardware market.

LiDAR and Quantum Photonic Vibrometer

QCi’s LiDAR uses patented methodologies that leverage the selective use of spatial-temporal modes to maximize the signal-to-noise ratio of weak information signals in a high-noise background. This technology allows QCi machines to see through dense fog and provide image fidelity at great distances with very high resolution in difficult environments such as snow, ice, and water. The practical benefits on payload and signal-to-noise enhancement can be used to produce LiDAR machines that are greatly enhanced in their ability to measure at improved resolution and distances from aircraft, drones, and even satellites.

Launched July 2023, QCi’s Quantum Photonic Vibrometer is a proprietary, powerful instrument for remote vibration detection, sensing, and inspection. We believe that this device offers significant advancements in sensitivity, speed, and resolution, capable of discerning for the first time, highly obscured and non-line-of-sight objects. The Quantum Photonic Vibrometer measures the vibration frequency of a remote target by utilizing fast-gated single photon counting to directly detect returning photons whose wavefunctions are dynamically modulated as they are reflected off the target. By counting photons at a megahertz rate, important properties such as material composition and mechanical integrity can be determined within seconds and, depending on detection distance, with microwatt to milliwatt optical power. Working at an eye-safe wavelength, the system can accurately characterize the vibration spectra of solid or liquid targets with vibration amplitude as small as 100 nanometers.

Quantum Networks and Quantum Authentication

QCi has developed a prototype system to address one of the major challenges in cybersecurity, the authentication of users on a network, which is currently facilitated by the distribution of “private keys” by a trusted third party. This approach is inherently insecure as keys are bundled and travel with the encrypted data, making it susceptible to harvest-and-decrypt-later vulnerability. QCi has developed a quantum authentication technology and methodology that eliminates the need for trust in third-party involvement in key distribution. Our approach uses a combination of a high-powered laser, and a patented detection methodology deeply rooted in the fundamental principles of quantum mechanics, resulting in what we believe will be an unbreakable basis for private network communication.

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

According to research conducted by The Quantum Insider, there are over 700 companies and approximately 400 university academic groups working in various aspects of quantum technology, with approximately 400 of these having a pure-play focus on quantum computing.

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

We believe that competition in this market segment will intensify. Many of our competitors may have longer operating histories, significantly greater financial, technical, product development, and marketing resources, and greater name recognition than we do. Our competitors could use these resources to market or develop products or services that are more effective or less costly than any or all of our products or services.

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

1 Seskir, Z.C., Korkmaz, R. & Aydinoglu, A.U., The landscape of the quantum start-up ecosystem, EPJ Quantum Technol. 9, 27 (2022), at https://doi.org/10.1140/epjqt/s40507-022-00146-x

Trademarks

The Company has three registered trademarks, “QPhoton,” “QGraph” and “Qatalyst.” The Company has no pending trademark applications.

Patents

The Company has two granted United States patents.

Country	Serial No.	Filing Date	Patent No.	Issue Date	Title	Status	Anticipated Expiration Date
USA	17/560,816	12/23/2021	11,436,519	09/06/2022	Machine Learning Mapping for Quantum Processing Units	Granted	12/23/2041
USA	17/810,198	06/30/2022	12,008,436	06/11/2024	Machine Learning Mapping for Quantum Processing Units	Granted	06/30/2042

Exclusive License Agreement

QCi has an exclusive license to seven patents issued to the Stevens Institute of Technology, pursuant to the license agreement dated December 17, 2020 by and among QPhoton and The Trustees of The Stevens Institute of Technology (the “Licensor”). QPhoton agreed to reimburse the Licensor for patent prosecution expenses in the amount of $125,041 and deliver to the Licensor an annual report and quarterly report pursuant to the terms of the license agreement. As consideration for the license and other rights granted under the license agreement, QPhoton agreed to pay the Licensor (i) $35,000 upon full execution of the license agreement, (ii) $28,000 each annual anniversary of the effective date of the license agreement, (iii) 9% of the membership units of QPhoton and (iv) a royalty of 3.5% of the net sales price of each licensed product sold or license by QPhoton and any affiliate and sublicensee. On June 15, 2022, the Licensor agreed to assign the license agreement to QCi upon consummation of the QPhoton Merger.

Government Regulation and Incentives

Export Regulation

The U.S. government issued regulations in 2024 placing some restrictions on exporting quantum computing products under the Export Administration Act. Those exports will now require a license. We are reviewing the new regulations but do not believe they will have a substantial adverse impact on the Company. The U.S. government has also placed some export restrictions on certain types of cryogenic quantum computing equipment as well as some optical materials. At this time, however, we do not expect there to be significant export limitations on the Company’s products.

Incentives

The Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the “CHIPS Act”) was designed to address the global computer chip shortage and attract chip manufacturing, and innovation to the United States. The CHIPS Act is a $280 billion spending package aimed at encouraging the growth of the US-based semiconductor industry. To assist in securing the domestic chip supply, the CHIPS Act provides $52.7 billion for American semiconductor research, development, manufacturing, and workforce development. The Company is pursuing opportunities under the CHIPS Act but there is no guarantee that it will actually receive any funding thereunder.

Corporate Information

Our executive offices are located at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030, and our telephone number is (703) 436-2121. Our corporate website is www.quantumcomputinginc.com. Information appearing on our website is not part of this Annual Report.

Employees

As of December 31, 2024, the Company had 41 full-time employees and nine part-time contract staff, 34 of whom are focused on product development. Our employees are not part of a collective bargaining agreement and we believe that our relationships with our employees and contract workers are good. The Company offers a health and welfare benefit plan to current full-time employees that provides medical, dental, vision, life, and disability benefits. The Company also offers a 401(k) retirement savings plan and participation in the stock option plan to all full-time employees. There are no unpaid liabilities under the Company’s benefit plans, and the Company has no obligation to pay for post-retirement health and medical costs of retired employees.

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

QCi was formed in 2018 and merged with QPhoton in June 2022. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce a suite of products based on quantum photonic technologies, with steadily increasing capabilities. Our technical roadmap may not be realized as quickly as hoped, or even at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our quantum products and services, increased competition, changes to technology, our inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities. Furthermore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. These factors, among others, that raise substantial doubt about our ability to continue as a going concern may be partially or fully mitigated by the net proceeds received by the Company in conjunction with the sale of 8,163,266 shares of Common Stock (the “PIPE Shares”) issued to the investors pursuant to certain Securities Purchase Agreements dated January 7, 2025. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty or from the sale of the PIPE Shares.

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

We are an early-stage company and we have not generated any material revenues to offset our operating expenses. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2024 and 2023. As of December 31, 2024 and 2023, our accumulated deficit was $200.5 million and $131.9 million, respectively. If we are unable to generate significant revenues in future periods, we will not be able to achieve profitability, and if we should achieve, to maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever achieve profitability.

We may not be able to scale our business quickly enough to meet customer and market demand, which could adversely affect our financial condition and results of operations or cause us to fail to execute on our business strategies.

In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

●	attract new customers and grow our customer base;

●	maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;

●	invest in our platform and product offerings;

●	effectively manage organizational change;

●	accelerate and/or refocus research and development activities;

●	expand manufacturing and supply chain capacity;

●	increase sales and marketing efforts;

●	broaden customer support and services capabilities;

●	maintain or increase operational efficiencies;

●	implement appropriate operational and financial systems; and

●	establish and maintain effective financial controls and procedures.

Commercial traction of quantum computing technology may never occur. We have no experience in producing large quantities of our products and are currently constructing advanced generations of our products. There are significant technological challenges associated with developing, producing, marketing and selling products and services in the high-performance computing industry, including our products and services, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.

Our ability to scale is dependent also upon components that we must source from multiple countries, including China. Shortages or supply interruptions in any of these components will adversely impact our ability to generate revenues. Recent tensions between the United States and China have resulted in the U.S.’s imposition of a series of tariffs and other restrictions on imports from China [and sourcing from certain Chinese persons or entities, as well as other business restrictions. Further, deterioration in the political relationship between the U.S. and China result in loss of access to suppliers of key components with little or no warning, which would adversely affect our ability to develop and manufacture our products. We are actively searching for alternative suppliers outside of China, but there is no assurance that we can locate comparable components at reasonable prices within the desired timeframes.

If we commence large-scale development of our quantum computers and other products, they may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair and design changes. Our quantum computers are inherently complex and incorporate technology and components that may note have been used for computing products and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our computers. There can be no assurance that we will be able to detect and fix any defects in our quantum computers in a timely manner that does not disrupt our services to our customers. If our technology fails to perform as expected, customers may seek out a competitor or turn away from quantum computing entirely, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations. If defects in our technology lead to erroneous outputs, third parties relying on those outputs may draw from them erroneous conclusions, creating a risk that we will be liable to those third parties.

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

Our business and future plans for expansion are capital-intensive, and we will require additional capital for equipment and facilities for hardware manufacturing and optical chip fabrication. The specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than those of our common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing war between Russia and Ukraine and the related sanctions imposed against Russia, and the war between Israel and Hamas, the state of the military conflict between Israel and Hezbollah and the related risk of a larger regional conflict. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit or substantially reduce our quantum computing development efforts. Our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities, which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital on terms that are acceptable to us or at all.

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

Producing quantum computers, sensors and networks is a difficult undertaking. There are significant manufacturing and engineering challenges that we must overcome. We face significant challenges in completing development of our quantum computers and other products, and in producing quantum computers in sufficient volumes. Even if we complete development and achieve volume production of our products, if the cost, accuracy, performance characteristics or other specifications fall short of our expectations, our business, financial condition and results of operations would be adversely affected.

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

“Quantum advantage” refers to the moment when a quantum computer can compute faster than existing classical computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers have reached a broad quantum advantage and they may never reach such advantage. While achieving a broad quantum advantage will be critical to the success of any quantum computing company, including us, it would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage. As quantum computing technology continues to mature, broad quantum advantage, and quantum supremacy, may take years or decades to be realized, if it ever is. If we cannot develop quantum computers that have quantum advantage, customers may not continue to purchase our products and services. If other companies’ quantum computers reach a broad quantum advantage prior to the time we reach such capabilities, it could lead to a loss of customers and the inability to secure new customers. If any of these events occur, it could have a material adverse effect on our business, prospects, financial condition or results of operations.

The quantum computing industry is competitive and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

Since the QPhoton Merger, our business strategy has broadened to include the manufacture of several lines of hardware in addition to the underlying software. As a result, we now operate in markets that are rapidly evolving and highly competitive. We expect competition to intensify as the marketplace continues to mature and new technologies and competitors enter. Our current competitors include:

●	large, well-established technology companies that generally compete across our products, including IBM, Quantinuum, Google, Microsoft and Amazon;

●	large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union; additional countries may decide to fund quantum computing programs in the future;

●	less-established public and private companies with competing technology, including IonQ, Rigetti Computing, PsiQuantum, Xanadu and D-Wave Quantum, and companies located outside the United States; and

●	new or emerging entrants seeking to develop competing technologies.

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

Additionally, we must be able to achieve our objectives in a timely manner such that we don’t lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

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

Our products and services may from time to time incorporate high-performance classical computing through public clouds to provide services to end users and our partners. These public cloud services are predominantly on Amazon Web Services at the present time.

Any material change in our contractual and other business relationships with Amazon Web Services or other cloud providers could result in reduced use of our products and services, increased expenses, including service credit obligations, and harm our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We buy our products and supplies from companies that manufacture and source products from the United States and abroad. Our ability to develop and maintain relationships with qualified suppliers who can satisfy our standards for quality and delivery in a timely and efficient manner is a significant challenge. Any failure to maintain our relationship with any of our key suppliers, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be required to replace a supplier if their products do not meet our quality or safety standards, or if the United States government imposes restrictions on trade with certain countries, such as China. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, public health emergencies, labor disputes or weather conditions. Disruptions in transportation lines or geopolitical conditions including the ongoing war between Russia and Ukraine, the war between Israel and Hamas, the state of the military conflict between Israel and Hezbollah or an invasion of Taiwan by China, may also cause global supply chain issues that affect us or our suppliers. While we generally have multiple sources of supply, we do rely on a single supplier for materials in some cases. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products, which could lead to price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged. Any delay or unavailability of key products required for our development activities in a timely or cost-effective manner could delay or prevent us from further developing our products and services on our expected timelines or at all and could materially harm our business.

TFLN Optical Chips manufacturers and distributors are concentrated primarily in China and other parts of East Asia, which is an area that is or may be subject to geopolitical uncertainty, trade disputes and restrictions, environmental disasters, and other risks. Any disruption to the operations of these manufacturers or distributors could cause significant delays in the production or shipment of our products and impact our financial condition.

Our success also depends in part on the manufacturing of TFLN Optical Chips. Unforeseen disruption of the manufacture of TFLN Optical Chips could be caused by a number of events, including a maintenance outage, systems outage or other disruption, power or equipment failure, fires, floods, earthquakes or other natural disasters, social unrest or terrorist activity, work stoppages, public health concerns (including pandemics), regulatory measures, or other operational problems. Any disruption in the manufacture of TFLN Optical Chips resulting from such events could cause significant delays in the development and production of our products.

In addition, we may depend on third-party TFLN Optical Chips manufacturing partners or distributors who may be affected by changes in governmental policies, taxation, rising inflation or interest rates, social instability, geopolitical conflicts and tensions, and diplomatic and social developments which are outside of our control.

Furthermore, our industry generally relies on a limited number of TFLN Optical Chips manufacturers whose operations tend to be concentrated in China and other parts of East Asia, which makes us especially susceptible to adverse developments in these regions’ economic and political conditions, particularly to the extent that such developments create an unfavorable business environment that significantly affects our operations. Although the governments of certain countries, including the United States, have taken actions to make their countries more attractive for chip manufacturing operations, there can be no assurances that the current geographic concentration of chip manufacturing will be meaningfully changed in the near term or at all.

If any of these events, or other macroeconomic trends, should cause a prolonged disruption of operations that impact our third-party TFLN Optical Chips manufacturing partners, they may experience operational downtimes or have to operate at reduced capacities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have experienced in the past and could also suffer future disruptions, outages, defects and other performance and quality problems with our quantum computing products and services, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

Our business depends on our quantum computing systems being available through the cloud with a high level of reliability. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open- source software, hardware components, human error or misconduct, capacity constraints, design limitations, denial of service attacks or other security-related incidents, foreign objects or debris, weather, construction, supply chain events, or accidents and other force majeure. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

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

Government agencies and large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Our contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions. As a result, the actual scope of work performed pursuant to any such contracts, in addition to related contract revenue, could be less than total contract value. In addition, product purchases by such organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, these organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers and could lead to lower revenue results than originally anticipated.

Additionally, changes in government spending could negatively impact us. Our anticipated future revenues from the U.S. government are expected to result from contracts awarded under various U.S. government programs. Cost cutting, including through consolidation and elimination of duplicative organizations, has become a major initiative for within the U.S. government. Significant reduction in U.S. government spending could have adverse consequences on our prospects, financial position, results of operations and business.

Our quantum computing systems may not be compatible with some or all industry-standard software and hardware in the future, which could harm our business.

Since the QPhoton Merger, we have been focusing more of our efforts on creating quantum computing hardware, in addition to refining the software development platform to access our hardware, and application programing interfaces to access our systems. The industry is rapidly evolving, and customers have many choices for programming languages, some of which may not be compatible with our own application programming interfaces. Our quantum computing development platform is designed to be compatible with most major software languages. If a proprietary (not open source) software toolset became the standard for quantum application development in the future by a competitor, however, usage of our hardware might be limited, which would have a negative impact on the Company. Similarly, if a piece of hardware that we could not integrate with became a necessary component for quantum computing (for instance, quantum networking), the result might have a negative impact on the Company.

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

Any attempts by hackers to disrupt our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. We could incur significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract customers. Any significant disruption to our website or internal computer systems could result in a loss of customers and could adversely affect our business and results of operations.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, international trade relations, tariffs, public health emergencies (such as the recent COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, amounts they owe. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to continue our research and development activities or manufacture our products.

Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or sales of debt or equity securities. We cannot predict the timing, location, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, especially in China and the United States, may adversely impact our business, including our ability to obtain products from our suppliers

Government actions and regulations, such as tariffs and trade protection measures, may limit our ability to obtain products from our suppliers or sell our products and services to customers. Political challenges between the United States and countries in which our suppliers are located and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and those countries and other macroeconomic issues could adversely impact our business. During the last few years, including under the new Presidential administration, the United States has imposed tariffs on certain products imported into the United States from China and some other countries, and China and some other countries have imposed tariffs on U.S. imports in response. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and technology and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to China and other countries including end-uses related to advanced computing. The new U.S. presidential administration has signaled its intention to use U.S. trade policy, including tariffs and other trade restrictions, as an important foreign policy tool presenting uncertainty regarding the impact of future trade policies on our business. As such, there is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. Our technology could be deemed a matter of national security and, as such, our customer base could be tightly restricted. We also may accept government grants that place restrictions on the business’ ability to operate. Any such actions could impact our business operations and have a material adverse effect on our business prospectus, financial condition and results of operations.

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

Also, due to concerns with the security of products and services from certain telecommunications equipment and services companies based in China, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese government has responded to these U.S. actions by developing an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese counterparties.

In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act (“UFLPA”) became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part, in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers may be required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.

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

From time to time the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation rates higher than historical norms, higher interest rates, bank failures and uncertainty about economic stability. Any volatility or disruptions in market and economic conditions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets were to deteriorate, including as a result of political unrest or war, it may make any necessary financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. While inflation rates have during the last 18 months or so have been more in line with historical levels, the higher than anticipated inflation rates experienced in the wake of the COVID-19 pandemic did, and any similar higher than normal and/or unexpectedly high inflation rates in the future, may adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. Further, subsequent decreases in inflation and interest rates may not result in a reduction of costs.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products, technology and services are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. Government embargoed or sanctioned countries, governments, persons and entities. In addition, certain products and technology may be subject to export licensing or approval requirements. Exports of our products and technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines that may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

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

Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. While, from time to time, we may license portions of our application and operating system source code to one or more licensees, we take significant measures to protect the secrecy of large portions of our source code. If a significant portion of our source code leaks, however, we might lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins.

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

Delays in filing financial reports, internal control weaknesses, and restatements could hinder our ability to regain Form S-3 eligibility and adversely affect our business and stock price.

Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2023, and our subsequent retention of BPM LLP to replace BF Borgers CPA PC as our independent registered public accounting firm, management became aware of various adjustments to be recorded to our consolidated financial statements. On September 11, 2024, we filed Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, restating our financial statements for the years ended December 31, 2023 and 2022 to correct errors primarily related to purchase accounting for the QPhoton Merger, stock-based compensation, and financing costs. We also amended our financial statements for the nine months ended September 30, 2023, in line with the restatement of our annual financial statements. These corrections impacted net loss, goodwill, intangible assets, liabilities, and stockholders’ equity.

These restatements were necessitated in part by deficiencies in our internal control over financial reporting, which management concluded was not effective as of September 30, 2024. Material weaknesses in our controls, including those related to the timely detection and correction of financial reporting errors, coupled with the replacement of our independent auditor, resulted in delayed filings of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, and June 30, 2024.

As a result of the failure to timely file our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, we are currently ineligible to register the offer and sale of our securities using a newly filed registration statement on Form S-3. As of December 31, 2024, we have fully utilized the $100 million “shelf” registration statement on Form S-3 that the SEC declared effective on November 8, 2022.

To regain eligibility to use Form S-3, we must be timely and current in our public reporting for a period of 12 months preceding our intended S-3 filing. While we expect to regain eligibility to use Form S-3 as of September 1, 2025, there can be no guarantees that we will remain timely and current in our public reporting through such date. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

While we continue to evaluate steps to remediate the material weaknesses in our internal control over financial reporting, as effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, we can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting, circumvention of these controls, or otherwise. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify errors or to facilitate the fair presentation of our consolidated financial statements. Failure to address and remediate any internal control weaknesses could further delay our ability to regain Form S-3 eligibility and adversely affect our business, operations, and stock price.

“Penny stock” rules may make buying or selling our common stock difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our common stock has from time to time been and may continue to be subject to the SEC’s “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the liquidity of, and consequently adversely affect the market price for, our common stock.

Shares of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial minority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. In addition, we have issued or obligated to issue options to purchase common stock pursuant to certain employment, director and consultant agreements which shares of common stock, when purchased pursuant to the exercise of such options, would also be considered “restricted securities.” As restricted securities, these shares may be resold only pursuant to an effective registration statement or in accordance with the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of the issuer’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the issuer and who has satisfied a one-year holding period. The resale of significant amounts of our common stock under Rule 144 or under any other exemption from the registration requirements of the Securities Act, if available, or pursuant to subsequent registrations of shares of our common stock, could cause the market price of our shares of common stock to decline significantly.

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

We are in a capital-intensive business and we do not have sufficient funds to finance the growth of our business or the costs of our development projects or to support our projected capital expenditures indefinitely. As a result, we will very likely require additional funds from future equity or debt financings, which may include the issuance of shares of preferred stock, convertible debt, or warrants to purchase shares of common stock, to purchase capital equipment, complete the development of new products and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 250,000,000 shares of common stock. The potential issuance of additional shares of common stock or of preferred stock or convertible debt may create downward pressure on the market price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in the future for capital raising purposes or for other business purposes. Our future issuance of a substantial number of shares of common stock or the sale of a substantial number of shares in the public market, or the perception that such issuances or sales could occur, could adversely affect the prevailing market price of our common stock. A decline in the market price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, that could affect the value of our existing shares of common stock.

Our executive officers and directors possess significant voting power with respect to our common stock, which will limit your influence on corporate matters.

As of March 18, 2025, our directors and executive officers collectively beneficially own approximately 20.1% of the shares of our common stock including the beneficial ownership of Dr. Yuping Huang of 17.2% of the shares of our common stock.

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

Our authorized capital consists of 260,000,000 shares of capital stock of which 10,000,000 shares are authorized as preferred stock. The Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law. To date the Board has authorized two classes of Preferred, Series A and Series B, for a total of 4,630,000 authorized shares, leaving an additional 5,370,000 preferred shares to be authorized at the discretion of the Board.

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

Not applicable.

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

ITEM 2. PROPERTIES.

We maintain our principal office at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030. The Company leases 7,503 square feet of laboratory and office space in a multistory, multi-tenant building in Hoboken, NJ under a five-year lease ending September 30, 2027. Additionally, the Company leases 9,261 square feet of manufacturing (semiconductor and photonic chip fabrication), laboratory, clean room, and office space in a multi-tenant building in Tempe, AZ for 51-months ending November 30, 2028. The Company also has a short-term agreement for approximately 300 square feet in a multi-tenant facility in Arlington, VA that provides 24/7 furnished co-working space, conference room space, and other services on an as-needed basis.

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

BV Advisory v. QCi Appraisal Action

BV Advisory Partners, LLC (“BV Advisory”) was purportedly a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton (both referred to as “QPhoton” in this Legal Proceedings discussion). On October 13, 2022, BV Advisory filed a petition in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) seeking appraisal rights (the “Appraisal Petition”) on the shares of common stock of QPhoton it allegedly owns (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the Delaware General Corporation Law. The parties agreed to suspend discovery pending resolution of outstanding motions in two related cases. The Company does not have sufficient information to assess the potential impact of the Appraisal Petition at this time.

BV Advisory v. QCi Breach of Contract Lawsuit

On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory (the “BV Note Purchase Agreement”). Pursuant to the BV Note Purchase Agreement, on March 1, 2021, March 23, 2021, and July 9, 2021, QPhoton and BV Advisory entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592 (the “BV Notes”). The BV Notes all bore interest at a rate of 6% per annum and matured two years from the issuance date. On June 16, 2022, the effective date of our acquisition of QPhoton, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,684.24, representing the full principal balance of the BV Notes and accrued interest through June 16, 2022. On July 14, 2022, BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the BV Notes.

On August 16, 2022, BV Advisory filed a complaint in the Delaware Chancery Court naming the Company and certain of its directors and officers (among others) as defendants (the “Breach Lawsuit”). BV Advisory Partners, LLC v. Quantum Computing Inc., et al., C.A. No. 2022-0719-VCG (Del. Ch.). BV Advisory sought, among other relief, monetary damages from QPhoton for an alleged breach of the BV Note Purchase Agreement. After the Delaware Chancery Court dismissed BV Advisory’s other claims against the Company and QPhoton, on October 17, 2024, the Delaware Chancery Court entered a Stipulation and Order dismissing BV Advisory’s claim for breach of the BV Note Purchase Agreement, subject to BV Advisory’s right to elect to transfer the BV Note claim to the Superior Court of the state of Delaware (the “Delaware Superior Court”). BV Advisory elected to transfer the claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. On November 12, 2024, BV Advisory filed a new complaint in the Delaware Superior Court, asserting a claim for breach of the BV Note Purchase Agreement and for breach of the implied covenant of good faith and fair dealing. The Company answered the complaint on December 16, 2024. The Company believes that BV Advisory’s BV Note claims have no merit and intends to defend itself vigorously, but does not have sufficient information to assess the potential impact of the Breach Lawsuit at this time.

QCi v. BV Advisory Injunction Lawsuit

On January 31, 2025, the Company filed a complaint in Delaware Chancery Court against BV Advisory and its principal Keith Barksdale (the “BV Defendants”) asserting claims for defamation, breach of contract, conversion, aiding and abetting conversion, and misappropriation of trade secrets based on the BV Defendants’ unauthorized possession and dissemination of certain of the Company’s confidential and privileged documents. The Company seeks, among other relief, injunctive relief and damages. On February 11, 2025, the Court granted the Company’s motion for a temporary restraining order and instructed the parties to negotiate an expedited case schedule. On February 13, 2025, the Court entered a stipulated case schedule that set a trial for April 8 and 9, 2025 on the Company’s claims for conversion, aiding and abetting conversion, and misappropriation of trade secrets. The parties are currently engaged in discovery.

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the United States District Court for the District of New Jersey, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations. To date the New Jersey District Court has not certified a class or designated a lead plaintiff. The Company disputes the allegations in the complaint and intends to vigorously defend against the asserted claims.

Arbitration over Stock Options

In February 2025, the Company entered into arbitrations with two former consultants regarding forfeiture of stock options. The Company had issued stock options to the former consultants in 2020 and 2021 and terminated their agreements in March 2024, at which time the Company informed the former consultants that any vested options had to be exercised within three months of the termination date, per the Company’s equity compensation plans. The former consultants did not exercise their vested options and the options were duly forfeited. In December 2024, the former consultants claimed that they still retained the right to exercise the options, which the Company rejected. The Company believes that these claims are without merit and intends to defend itself vigorously.

Concluded Proceedings

The Company previously disclosed two legal matters which were concluded during 2024. The defamation action filed by the Company in New Jersey Superior Court in December 2022 against BV Advisory and other parties was dismissed on procedural grounds in May 2024. The receivership petition filed by BV Advisory against the Company in July 2023 in the Delaware Chancery Court was dismissed without prejudice in May 2024.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “QUBT” and commenced trading on July 15, 2021.

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 250,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, of which 1,550,000 shares are designated as Series A Convertible Preferred Stock and 3,079,864 shares are designated as Series B Preferred Stock. As of March 18, 2025, we had 137,244,545 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Holders of Common Equity

As of March 18, 2025, there were approximately 214 stockholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2024, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Results of Operations

Our results of operations for the years ended December 31, 2024 and 2023 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	% Change
Revenue:
Total revenue	$373	$358	4%
Gross profit	112	162	(31)%
Gross profit margin	30%	45%
Operating expenses:
Research and development	11,318	8,891	27%
Sales and marketing	1,818	1,806	1%
General and administrative	12,913	15,708	(18)%
Total operating expenses	26,049	26,405	(1)%
Loss from operations	(25,937)	(26,243)	(1)%
Non-operating income and (expense):
Interest and other income	423	295	43%
Interest expense, net	(2,496)	(1,602)	56%
Change in fair value of warrant liabilities	(40,532)	528	NM
Total non-operating income (expense)	(42,605)	(779)	NM
Net loss	$(68,542)	$(27,022)	154%

Revenues

The Company’s revenues during the years ended December 31, 2024 and 2023 consisted of (in thousands):

	Year Ended December 31,
	2024	2023	% Change
Services	$346	$353	(2)%
Products	27	5	440%
Total	$373	$358	4%

Revenues for the year ended December 31, 2024 were $373 thousand compared to $358 thousand for the year ended December 31, 2023, an increase of $15 thousand, or 4%. Revenue was derived from sales of hardware products and professional services in 2024 and 2023, in each case provided to multiple commercial and government customers under multi-month contracts. The year-over-year change was driven by changes in the number of, size of and level of effort performed on active customer proof of concept and research and development services and customer hardware contracts. In 2024, the Company continued to execute its business strategy to provide quantum-ready solutions for solving real-world problems. While we have made significant progress toward this overarching objective, the generation of revenue from customers has been slow to develop, in part due to the fact that quantum computing is a cutting-edge technology for most potential customers, who are therefore proceeding cautiously with small, exploratory contracts to better understand its applicability to their requirements. Accordingly, the Company has focused on providing professional services and research and development offerings to introduce customers to quantum-based solutions to their operating needs as well as on customer education and building customer awareness as a means to generating sales. We have developed and released multiple products, including commercial and research and development offerings and foundry services for TFLN Optical Chips manufacturing that we are now in the process of marketing. As a result, we expect product revenues to continue to increase going forward.

Cost of Revenues

Cost of revenues, which consists of direct labor expenses, primarily salary costs for engineering and solutions staff delivering services, and other direct component costs for custom hardware on research and development contracts, was $261 thousand for the year ended December 31, 2024, compared to $196 thousand for the prior year, an increase of $65 thousand, or 33%. Cost of revenues for each of the years ended December 31, 2024 and 2023 consists primarily of salary expense. The increase for 2024 was predominantly driven by the increases in direct labor expenses and other direct costs required to perform on the contracts during 2024 compared to the prior year.

Gross Margin

Gross margin for the year ended December 31, 2024 was $112 thousand compared to $162 thousand for the prior year, a decrease of $50 thousand, or 31%. On a percentage basis, gross margin was 30%, a decrease of 15% year-over-year. The change was the result of a new custom hardware contract that had lower margins due to its cost of revenues being comprised of other direct component costs in addition to direct labor expenses. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in significant differences in gross margin between reporting periods.

Operating Expenses

Operating expenses of approximately $26.0 million in 2024 decreased as compared to approximately $26.4 million in 2023 primarily as a result of a decrease in general and administrative expenses, partially offset by an increase in research and development expenses, as set forth in the below tables (in thousands, except percentages).

	Year Ended December 31,		%
	2024	2023	Change
General and administrative	$12,913	$15,708	(18)%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses in 2024 decreased $2.8 million or 27% compared with 2023 primarily due to lower employee- and advisor-related expenses, including stock-based compensation, payroll, bonus and travel expenses, as well as lower legal fees and consulting services driven by changes made within and by the Company’s management team, offset by increased audit fees driven by the Company retaining a new independent registered public accounting firm in May 2024and such firm’s re-audit of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		%
	2024	2023	Change
Research and development	$11,318	$8,891	27%

Research and development expenses consist primarily of compensation for employees that primarily engage in research and development efforts and fees for the development of hardware products and supporting software. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2024 increased $2.4 million or 27% compared with 2023 primarily due to higher employee-related expenses, primarily as a result of higher stock-based compensation and bonus expenses to incentivize and retain key technologists, as well as higher depreciation for long-lived laboratory equipment, offset partially by lower professional and hosting services.

	Year Ended December 31,		%
	2024	2023	Change
Sales and marketing	$1,818	$1,806	1%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Net selling and marketing expenses in 2024 were largely unchanged as compared with 2023, with increases primarily due to higher stock-based compensation, offset by lower outsourced professional services costs, related marketing program costs, and lower trade show and travel-related costs in 2024.

Non-operating Income (Expense)

The following table summarizes our non-operating income (expense) for the years ended December 31, 2024 and 2023 (in thousands, except percentages).

	Year Ended December 31%
	2024	2023	Change
Interest and other income	$423	$295	43%
Interest expense, net	(2,496)	(1,602)	56%
Change in value of derivative and warrant liabilities	(40,532)	528	NM
Other income (expense)	$(42,605)	$(779)	NM

Non-operating expense increased to $42.6 million for 2024 compared to $779 thousand for 2023, primarily as the result of a $40.5 million decrease in the change in fair value of the derivative liability for the QPhoton Warrants, as defined below, during 2024 compared to a $528 thousand increase in 2023.

The loss on change in value of warrant liability is entirely comprised of mark-to-market adjustments for the QPhoton Warrants, as defined below in the accompanying notes to our consolidated financial statements appearing elsewhere in this report, which had no carrying value as of December 31, 2023. Future mark-to-market adjustments may result in continued losses if the price of the Company’s common stock increases above the closing bid price of $16.55 per share at December 31, 2024; such adjustments may alternatively result in gains if the closing bid share price of the Company’s common stock decreases. See Note 10, Capital Stock, in the accompanying notes to our consolidated financial statements appearing elsewhere in this report for additional information on the QPhoton Warrants.

In addition, interest expense, net, which consists of interest on financial liabilities and amortization of debt issuance costs, increased $128 thousand or 43% in 2024 compared to 2023, which increase was primarily attributable to interest paid on the secured convertible promissory note in the original principal amount of $8.25 million that we issued to Streeterville Capital, LLC in August 2024 (the “Streeterville Convertible Note”), which we paid in full as of December 31, 2024. See Note 7, Financial Liabilities, in the accompanying notes to our consolidated financial statements appearing elsewhere in this report for additional information.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. Through December 31, 2024, the Company has raised $167.8 million through its issuance of common stock and $20.1 million through its issuance of convertible promissory notes and other debt for a total of $187.9 million. The Company has no lines of credit or short-term debt obligations outstanding. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. As of December 31, 2024, the Company had cash and cash equivalents of $78.9 million.

Our primary uses of cash are to fund and invest in our operations as we continue to grow our business. We will require a significant amount of cash for continued investment in our Foundry Services offering, including but not limited to our AZ Chips Facility and any future-identified space for expansion, as well as ongoing research and development for our non-linear quantum optical products and photonics chips. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our operating and investing needs through our cash and cash equivalents and, equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. We may, however, be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, bank failures, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our product development and go-to-market efforts. There can be no assurances that the Company will be able to secure additional equity and/or debt investments or achieve an adequate sales level. We believe, however, that the Company’s existing cash and cash equivalents, together with any cash generated from operations and the proceeds from any additional equity or debt issuances will be sufficient to meet the Company’s liquidity needs for at least the next 12 months.

The following table summarizes total current assets, liabilities and working capital at December 31, 2024, compared to December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023	Increase/ (Decrease)
Current assets	$79,151	$2,656	$76,495
Current liabilities	$4,559	$4,812	$(253)
Working capital (deficit)	$74,592	$(2,156)	$76,748

At December 31, 2024, we had working capital of $74.6 million as compared to working capital deficit of $2.2 million at December 31, 2023, an increase of $76.8 million. The increase in working capital is primarily attributable to an increase in cash from the net proceeds of our sales of 16 million shares of common stock for an aggregate of $40 million in November 2024 and 10 million shares of common stock for an aggregate of $50 million in December 2024, and our issuance of 23.7 million shares of common stock for an aggregate of $23.8 million through the Company’s ATM, as defined below, managed by Ascendiant Capital Markets, LLC during 2024, offset by the use of cash to pay for operating expenses and capital investments in property and equipment. For more information on the November and December issuances, please see Note 10, Capital Stock, in the accompanying notes to our consolidated financial statements appearing elsewhere in this report.

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(16,213)	$(18,315)
Net cash used in investing activities	(6,036)	(2,612)
Net cash provided by financing activities	99,135	17,678
Net increase (decrease) in cash and cash equivalents	$76,886	$(3,249)

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $16.2 million and $18.3 million, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock-based compensation, mark-to-market valuation adjustments on financial liabilities, and depreciation and amortization.

Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $6.0 million and $2.6 million, respectively, and was attributable to our purchase of TFLN Optical Chips manufacturing equipment for our AZ Chips Facility, as well as computer hardware and laboratory equipment. The increase in 2024 is primarily due to the purchase of additional equipment in connection with establishing the AZ Chip Facility.

Net cash provided by financing activities for the years ended December 31, 2024 and 2023 was $99.1 million and $17.7 million, respectively. Cash flows provided by financing activities during year ended December 31, 2024 were attributable to proceeds from our stock issuances in November and December 2024, and the proceeds from our sale of shares of common stock pursuant to the ATM facility and our issuance of the Streeterville Convertible Note, partially offset by repayments on the Streeterville Unsecured Note, as defined below, and the Streeterville Convertible Note as well as redemptions of shares of Series A Preferred Stock.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Demand for the Company’s products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. As much revenues will be derived from the sales of our products and services, our business operations may be adversely affected by the products and services offered by our competitors and any prolonged recession periods.

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

Fair Value of Warrant Liabilities and Derivatives

Determining the fair market value of the QPhoton Warrants, which were included in the merger consideration paid to the stockholders of QPhoton (the “QPhoton Merger Consideration”), is a critical accounting estimate. The QPhoton Warrants are comprised of warrants to purchase up to 7,028,337 shares of the Company’s common stock at an exercise price of $0.0001 per share (the “QPhoton Warrants”) and are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 are exercised. The Merger Consideration for shareholders Yuping Huang and The Trustees of the Stevens Institute of Technology was issued in 2022. A third alleged shareholder, BV Advisory, rejected the Merger Consideration and commenced litigation in Delaware Chancery Court (see Note 8, Contingencies – Legal Proceedings, in this Form 10-K for additional information and Item 3, Legal Proceedings, in this Form 10-K for a full discussion), and to date that litigation has not been resolved. Accordingly, as of December 31, 2024 and 2023, we had only issued 6,325,503 of the QPhoton Warrants. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock, then accounts for changes period-over-period by realizing a mark-to-market gain or loss for the period.

An additional critical accounting estimates involves determining the fair value of the conversion features ingerent in the Streeterville Convertible Note (the “Streeterville Derivative Liability”), which involves inherent uncertainties and the application of management judgement. The Streeterville Derivative Liability will be mark-to-market adjusted on a quarterly basis and accreted as interest expense while the Streeterville Convertible Note is outstanding.

Fair Market Value and Useful Life of Intangible Assets

Determining the fair market value and useful life of the intangible assets acquired by the Company through the QPhoton Merger is another critical accounting estimate. In the absence of market pricing for the intangible assets, the Company relied on independent third-party appraisal experts and comparison with similar transactions to arrive at estimates of value as well as useful life. The Company will perform periodic assessments of the intangible assets for impairment, but if any of the initial estimates are incorrect, that could result in a calculation of amortization expense that is too high or too low.

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

As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of approximately $89.4 million, or $19.6 million on a tax-effected basis. We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2024, will be accounted for as a reduction of income tax expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-29 which appear at the end of this Annual Report on Form 10-K.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Report of Management on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Material Weakness in Internal Control over Financial Reporting

Company management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective.

A material weakness, as defined by the Public Company Accounting Oversight Board, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are common to many small companies with limited staff:

(i)	inadequate segregation of duties consistent with control objectives;

(ii)	inadequate controls related to revenue recognition;

(iii)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both accounting principles generally accepted in the United States of America and SEC Guidelines; and

(iv)	inadequate information technology general controls specifically related to security, segregation of duties, user access, restricted access and change management.

Management’s Plan to Remediate the Material Weakness

The Company has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. In addition to identifying and remediating design deficiencies in its processes, the Company has formally documented its procedures for many of the significant accounting and financial reporting processes, including implementation of procedures for revenue recognition and segregation of duties. The other remediation actions planned include:

(i)	further documentation and implementation of control procedures and the implementation of control monitoring; and

(ii)	identify and remedy gaps in our information technology general controls specifically related to the areas of security, user access, restricted access and change management.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

Name	Current Age	Position
Dr. William McGann (1)	67	Chief Executive Officer (CEO) and President (Principal Executive Officer)
Christopher Boehmler	46	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dr. Yuping Huang	45	Chairman of the Board and Chief Quantum Officer
Robert Fagenson	76	Vice Chairman of the Board
Michael Turmelle	65	Director
Dr. Carl Weimer	63	Director
Dr. Javad Shabani	43	Director

Dr. McGann has served as the Company’s CEO and President since February 1, 2024. Prior to that, he had served as the Company’s Chief Technology Officer and Chief Operations Officer since January 2022 and as a Director of the Company from September 2021 to December 2021. Prior to joining Quantum Computing, Dr. McGann was the Chief Technology Officer for the Security, Detection and Automation business at Leidos Holdings, Inc., a provider of technical services, primarily to the U.S. government, from May 2019 to January 2022. Dr. McGann has a strong, directed passion for transforming credible science into practical technology solutions in solving some of the world’s greatest challenges. Prior to joining Leidos, Dr. McGann held numerous business and technology leadership positions and roles including (a) Founder of the first explosives trace detection company, Ion Track Instruments, (b) Chief Technology Officer for GE Security, (c) VP of Engineering for United Technologies Fire and Security business, (d) CEO and board member of Implant Sciences Corp., and (e) Chief Technology Officer at L3Harris Aviation Security and Detection business. Dr. McGann holds a Ph.D. in Chemical Physics from the University of Connecticut and undergraduate degrees in Chemistry and Biology.

Mr. Boehmler has served as the Company’s Chief Financial Officer since July 1, 2023. Mr. Boehmler joined Quantum Computing Inc. as Controller in March 2022. He worked as an independent consultant from June 2018 until March 2022, serving both private and non-profit organizations. Previous to June 2018, his corporate finance experience includes 12 years in senior management positions for private and public technology-driven and financial institutions, primarily at Bridgewater Associates, LP and Intelsat. During this time, he also led the finance functions for two start-ups where he was instrumental in raising private equity and performing due diligence on acquisition targets. His financial expertise spans capital markets, planning & analysis, accounting operations, management and regulatory reporting, financial systems integrations, and financial risks and controls. He started his career working in the investment banking division of Credit Suisse First Boston, followed by strategic management consulting for Booz Allen Hamilton. Mr. Boehmler has an undergraduate degree in Economics with a minor in Germanic Studies from the University of Chicago.

Dr. Huang has served as the Company’s Chairman of the Board since December 10, 2024 and as Chief Quantum Officer and a Director since June 14, 2022. Dr. Huang has over 20 years of experience in commercial and academic settings, with pioneering research in a wide spectrum of quantum physics, optics, and technology. Prior to joining the Company, Dr. Yuping founded QPhoton, Inc., where he served as Chairman of the Board and Chief Executive Officer from 2020 until its acquisition by the Company in 2022. QPhoton was a development stage company commercializing quantum photonic technology and devices to provide innovative and practical quantum solutions for critical challenges facing big data, cyber, remote sensing, and healthcare industries. Dr. Huang worked as a postdoctoral fellow, a research faculty member, and principal investigator at Northwestern University from 2009-2014. Dr. Huang has been a Professor of Physics at the Stevens Institute of Technology, a private research technological university in Hoboken, New Jersey, since 2014 (from 2014 to 2019 as assistant professor, from 2019-2023 as associate professor and as a full professor since 2023). Dr. Huang is the founding director of the Center for Quantum Science and Engineering and Gallagher Associate Professor of Physics at the Stevens Institute of Technology. He received a Bachelor of Science in modern physics from the University of Science and Technology of China in 2004 and a PhD in quantum AMO physics in 2009 from Michigan State University. Dr. Huang’s expertise in quantum physics and optics and leadership experience in quantum research qualifies him to serve as a member of the Board.

Mr. Fagenson has served as a Director of the Company since March 2021 and as Vice Chairman since December 10, 2024. Mr. Fagenson has served as a member of the board of directors of National Holdings Corporation (“NHC”), a broker-dealer, since March 2012. He has served as Vice Chairman of the board of directors of NHC since September 2016. Mr. Fagenson previously served as Co-Chief Executive Officer of NHC from January 3, 2017 to January 31, 2017, as Chief Executive Officer and Chairman of the board of directors of NHC from December 2014 to September 2016, and as Executive Vice Chairman of the board of directors of NHC from July 2012 to December 2014. NHC was acquired by B. Riley Financial in February 2024. Mr. Fagenson has been a branch owner at National Securities Corp, an operating company of NHC, since 2012, and president of Fagenson & Co., Inc., a family investment company, since 1982. Mr. Fagenson spent the majority of his career at the New York Stock Exchange (“NYSE”), where he was managing partner of one of the exchange’s largest specialist firms. While at the NYSE, Mr. Fagenson served as a governor on the trading floor and was elected to the NYSE board of directors in 1993, where he served for six years, eventually becoming vice chairman of the NYSE board of directors from 1998 to 1999 and 2003 to 2004. Mr. Fagenson has served as director of the New York City Police Museum since 2005 and as director of the Federal Law Enforcement Officers Association Foundation since 2009. He has also served on the board of directors of Sigma Alpha Mu Foundation since 2011 and on the board of directors of New York Edge since 2015. In addition, Mr. Fagenson served as the non-executive chairman of Document Security Systems, Inc. from 2012 to 2018 (NYSEMKT: DSS). He is currently a member of the alumni boards of the Whitman School of Business at Syracuse University. Mr. Fagenson received his B.S. in Transportation Sciences & Finance from Syracuse University in 1970. Mr. Fagenson’s experience in the financial services industry and in senior leadership positions qualifies him to serve as a member of the board and as chairman of the compensation committee.

Mr. Turmelle has served as a Director of the Company since January 2022. Mr. Turmelle has served on the board of directors of Ideal Power Inc. since December 2017 and as chairman of the Ideal Power board since 2021. From January 2018 through January 2024, Mr. Turmelle served as the Managing Director of Hayward Tyler, a United Kingdom private equity-backed manufacturer and service provider of pumps and motors, which he joined in February 2015. Mr. Turmelle also served on the boards of Hayward Tyler and Energy Steel (a Hayward Tyler subsidiary) from 2017 until January 2024. Hayward Tyler designs, manufactures, and services performance-critical electric motors and pumps to meet the most demanding of applications for the global energy industry, as both an original equipment manufacturer supplier and trusted partner. Previously, Mr. Turmelle ran his own consulting company, working with start-ups and turn-arounds in the areas of renewable energy, medical, and other advanced technologies. Mr. Turmelle has served on numerous Boards of Directors including the Board of Directors of Implant Sciences Corp., an explosive and narcotic trace detection company, where he served as Chairman of the Board from 2015 to 2017. Mr. Turmelle was Chief Financial Officer and Chief Operating Officer and a member of the Board of Directors of SatCon Technology Corporation, a maker of energy management systems, from 1992 to 2005. Mr. Turmelle was also on the Board of Directors of Beacon Power, a SatCon spin-off company dealing in flywheel energy storage, from 1996 to 2000. Mr. Turmelle has a BA in Economics from Amherst College and is a graduate of General Electric’s Financial Management Program. Mr. Turmelle’s experience as a public company director and executive as well as extensive experience in finance, business operations and technology, qualifies him to serve as a member of the Board and as chairman of the audit committee.

Dr. Weimer has served as a director of the Company since January 14, 2023. Dr. Weimer has over 25 years of experience in the aerospace industry. He has previously been involved in two companies in the aerospace industry, holding positions including Director of Research, Principal Investigator, Chief Systems Engineer, and Chief Technologist. From 1994 through 2000, Dr. Weimer was a Director Research for Ophir Corporation, an aerospace optics company. From 2000 to 2025 he was Technical Leader for Ball Aerospace & Technologies Corp. (now BAE Systems SMS) developing advanced high-reliability instrumentation, and in 2008 he was awarded a NASA Distinguished Public Service Medal for space-based lidar technologies. Since 2014 he’s been the Chief Technologist for the Civil Business Unit Leading a team performing R&D for future space missions. In addition, Dr. Weimer has been a Principal Investigator for the NASA Earth Science Technology Office since 2008, and he holds seven U.S. patents in optical systems. Dr. Weimer received a Bachelor of Science degree from Harvey Mudd College (1984) and a Master of Science (1987) and a PhD (1992) from Colorado State University, all in experimental Physics. He did his graduate and postdoctoral research in the Ion Storage Group at NIST Boulder and a second postdoc in the Optical Standards Group. Dr. Weimer’s expertise in advanced optics and leadership experience in the aerospace industry qualifies him to serve as a member of the Board.

Dr. Shabani has served as a director of the Company since April 19, 2024. Dr. Shabani has over 13 years of experience in advanced physics and quantum information physics. Dr. Shabani has been a professor in the New York University Physics Department and director of the NYU Center for Quantum Information Physics since 2024. From 2022 to 2024, he was an Associate Professor at the NYU Physics Department. From 2017 to 2022, he was an Assistant Professor at the NYU Physics Department. From 2015 to 2017, Dr. Shabani was an Assistant Professor at the City College of New York Physics Department. From 2014 to 2015, he was a Project Scientist in the California Nanosystems Institute at the University of California Santa Barbara. He was a Postdoctoral Fellow at the Harvard University Physics Department from 2011 to 2012 and the California Nanosystems Institute at the University of California Santa Barbara from 2012 to 2014. He was awarded the IBM Q Scholar Award in 2021, and the US Air Force Young Investigator Program Award and the US Army Young Investigator Award in 2016. Dr. Shabani holds four patents in quantum physics applications and has published over 85 papers. Dr. Shabani received Bachelor of Science degrees in physics and electrical engineering from Sharif University of Technology (2004) a Master of Science in Electrical Engineering from the University of California, Santa Cruz (2005), a Master of Arts in Electrical Engineering from Princeton University (2007) and a PhD in Electrical Engineering from Princeton University (2011). Dr. Shabani’s scholarship and experience in physics and electrical engineering qualifies him to serve on the Board to help lead the Company towards continued growth and success.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Board Composition and Director Independence

The Board is authorized to have up to seven members and currently consists of five members. The nominees elected as directors at the Annual Meeting will serve until our next annual meeting and until their successors are duly elected and qualified. Nasdaq Listing Rule 5605(a)(2) requires a majority of a listed company’s board of directors be composed of independent directors. In addition, Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating committees be independent, and that compensation and audit committee members also satisfy additional independence criteria under the Exchange Act. Compensation committee members also should qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act.

In making the determination of whether a member of the board is independent, the Board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, the Board affirmatively determined that Robert Fagenson, Michael Turmelle, Carl Weimer and Javad Shabani are qualified as independent and that they have no material relationship with us that might interfere with his exercise of independent judgment.

Board Committees; Audit Committee Financial Expert; Stockholder Nominations

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each such committee has its own charter, which is available on our website at www.quantumcomputing.com. Each of such Board committees has the composition and responsibilities described below.

The following table identifies the committee members:

Name	Audit	Compensation	Nominating and Corporate Governance	Independent
Robert Fagenson	X	Chairman	X	X
Michael Turmelle	Chairman	X	X	X
Javad Shabani		X	X	X
Carl Weimer	X		Chairman	X
Yuping Huang

The Board has determined that Michael Turmelle is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of SEC Regulation S-K.

Members will serve on these committees until their resignation or until otherwise determined by the Board.

Involvement in Certain Legal Proceedings.

Our Chief Executive Officer, Dr. McGann, was the Chief Executive Officer of Implant Sciences Corporation, when it filed a petition for bankruptcy on October 11, 2016 in the Delaware Bankruptcy Court.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2024 and 2023.

2024 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William McGann(1)	2024	402,216	42,188	0	151,911	0	596,314
Chief Executive Officer and President	2023	403,074	0	207,488	0	0	610,562
Chris Boehmler(2)	2024	300,451	70,313	174,000	313,062	0	857,826
Chief Financial Officer	2023	260,246	5,000	75,648	163,101	0	503,995
Robert Liscouski(3)(4)	2024	33,490	0	193,200	0	366,667	593,357
Chairman	2023	403,130	0	0	75,263	0	478,393
Yuping Huang	2024	380,369	33,751	0	0	0	414,120
Chief Quantum Officer	2023	400,300	0	106,496	0	0	506,796

(1)	Dr. McGann was appointed CEO and President effective February 1, 2024; prior to that time, he served as the Company’s Chief Operating Officer and Chief Technology Officer.

(2)	Mr. Boehmler was appointed Chief Financial Officer of the Company on July 1, 2023.

(3)	Mr. Liscouski was terminated as CEO and President effective January 31, 2024.

(4)	All other compensation amounts for 2024 consist of severance payments, per Mr. Liscouski’s Separation Agreement and General Release.

Employment Agreements and Change-in-Control Provisions

Executive Employment Agreements

Dr. McGann Employment Agreement

We entered into an employment agreement with Dr. William J. McGann, our Chief Executive Officer and President, on January 3, 2022, as amended on February 1, 2024 and December 30, 2024. Dr. McGann’s employment agreement, as amended, is for a term ending on December 31, 2025. Dr. McGann’s employment agreement, as amended, provides for an annual base salary of $420,000, subject to annual review and adjustment as determined by the Board or its compensation committee. Dr. McGann is also eligible to earn an annual cash bonus in an amount of up to 37.5% of his base salary, subject to achieving certain performance milestones established and approved by the Board, with a minimum annual cash bonus of 5%. Pursuant to the agreement, on January 3, 2022, Dr. McGann was granted options to purchase up to 535,000 shares of our common stock, with one-third of the options vesting immediately upon grant and one-third vesting upon each of the first and second anniversary of the date of grant.

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

We also entered into an agreement with Mr. Liscouski, effective as of February 1, 2024, which provides that the Company will pay him a monthly fee of $12,500 for his service as a Director of the Company (including as Chairman of the Board). Such monthly fee will be in lieu of the standard compensation we pay to our directors. Mr. Liscouski served on the Board of Directors from February 2018 to December 2024.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2024:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
William J. McGann(1)	535,000	0	2.40	January 24, 2027	0	0
William J. McGann	1,000,000	0	2.37	October 17, 2027
Chris Boehmler(2)	60,834	30,416	2.56	March 28, 2027	129,850	2,149,018
Chris Boehmler	5,834	2,916	2.37	October 12, 2027
Chris Boehmler	200,000	100,000	1.18	December 27, 2028
Chris Boehmler	53,241	71,759	0.46	October 4, 2029	-	-
Robert Liscouski(3)	75,000	0	1.00	May 22 2025	0	0
Robert Liscouski	250,000	0	6.85	April 26, 2026
Robert Liscouski	250,000	0	2.40	January 24, 2027
Robert Liscouski	1,500,000	0	2.37	October 17, 2027
Robert Liscouski	150,000	0	2.61	October 17, 2027
Robert Liscouski	150,000	0	1.44	December 27, 2028

(1)	Dr. McGann’s stock options expiring January 24, 2027 vested as follows: (i) 178,333 options vested on January 24, 2022; (ii) 178,333 options vested on January 24, 2023; and (iii) 178,334 options vested on January 24, 2024. Dr. McGann’s stock options expiring on October 17, 2027 vested as follows: (i) 750,000 options vested on October 17, 2022; and (ii) 250,000 options vested on December 31, 2022.

(2)	Mr. Boehmler’s stock options expiring March 28, 2027 and October 12, 2027 vest as follows: (i) 33,334 options vested on March 28, 2023; (ii) 33,334 options vested on March 28, 2024; and (iii) 33,332 options vest on March 28, 2025. Mr. Boehmler’s stock options expiring on December 27, 2028 vest as follows: (i) 100,000 options vested on July 1, 2023; (ii) 100,000 options vested on July 1, 2024; and (iii) 100,000 options vest on July 1, 2025. Mr. Boehmler’s stock options expiring October 4, 2029 vest as follows: (i) 48,611 vested as of October 4, 2024; and (ii) the remainder vest in equal monthly increments of 2,315 shares through July 1, 2027, with the final month vesting 2,309 shares. Mr. Boehmler’s 129,850 shares of stock vest on December 31, 2025.

(3)	25,000 of Mr. Liscouski’s stock options expiring May 22, 2025 vested on each of April 8, 2021; April 8, 2022; and April 8, 2023. Mr. Liscouski’s stock options expiring April 26, 2026 vested on April 26, 2021. Mr. Liscouski’s stock options expiring January 27, 2022 vested as follows: (i) 83,333 options vested on July 15, 2022; (ii) 83,333 options vested on July 15, 2023; and (iii) 83,334 options vested on March 15, 2024, pursuant to this separation agreement. Mr. Liscouski’s stock options expiring October 17, 2027 with an exercise price of $2.37 vested as follows: (i) 1,000,000 options vested on October 17, 2022; and (ii) 500,000 options vested on December 31, 2022. Mr. Liscouski’s stock options expiring October 17, 2027 with an exercise price of $2.61 vested as follows: (i) 63,890 options vested on October 17, 2022; and (ii) 47,226 vested in equal monthly increments of 2,778 shares through February 26, 2024, with the remaining 38,884 options vested March 15, 2024. Mr. Liscouski’s stock options expiring December 27, 2028 vested as follows: (i) 72,224 vested as of December 31, 2023; and (ii) 5,556 vested in equal monthly increments of 2,778 shares through February 26, 2024, with the remaining 72,220 options vested March 15, 2024. Pursuant to Mr. Liscouski’s Separation Agreement all unvested options at the time of Mr. Liscouski’s Separation Agreement vested effective March 15, 2024.

Action to Recover Erroneously Awarded Compensation

Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2023, and our subsequent retention of BPM LLP to replace BF Borgers CPA PC as our independent registered public accounting firm, management became aware of various adjustments to be recorded to our consolidated financial statements. On September 11, 2024, we filed Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, restating our financial statements for the years ended December 31, 2023 and 2022 to correct errors primarily related to purchase accounting for the QPhoton Merger, stock-based compensation, and financing costs. We also amended our financial statements for the nine months ended September 30, 2023, in line with the restatement of our audited consolidated financial statements. These corrections impacted net loss, goodwill, intangible assets, liabilities, and stockholders’ equity.

As the Company does not award incentive-based compensation that would have been subject to recovery based on financial metrics, no recovery was required or sought from any of our executive officers under the Company’s Compensation Recovery Policy.

Director Compensation

During the year ended December 31, 2024, the Company’s non-employee directors each received compensation of $9,000 per quarter for their services as directors, plus an additional $4,000 per quarter if they also served as a committee Chair. Amounts are prorated to the amount of service per quarter.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Options ($)	Total ($)
Robert Liscouski (1)	129,032	0	0	129,032
Michael Turmelle	52,000	0	32,492	84,492
Carl Weimer	36,913	0	32,492	69,405
Robert Fagenson	52,000	0	32,492	84,492
Javad Shabani	27,320	12,376	27,433	67,129

(1)	Upon Mr. Liscouski’s termination as CEO, the Board approved a separate compensation arrangement for his service as Chairman of $12,500 per month, effective February 1, 2024 through December 10, 2024.

In 2025, the Board approved an increase in the non-employee director compensation to a base annual stipend of $60,000, with an annual stipend of $12,000 each to the Vice Chairman and the Chair of the Audit Committee, and annual stipends of $6,000 each to the Chairs of the Risk, Compensation, and Nominating and Governance committees, all cash stipends to be paid in equal quarterly installments.

Policies And Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 18, 2025 concerning the beneficial ownership of common stock for: (i) each of our directors, (ii) each named executive officer as included in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 137,244,545 shares of our common stock issued and outstanding as of March 18, 2025. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 18, 2024, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the stockholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class
Named Executive Officers and Directors
Dr. William McGann, Chief Executive Officer(1)	1,722,930	1.2%
Chris Boehmler, Chief Financial Officer(2)	727,876	0.5
Dr. Yuping Huang(3)	24,251,256	17.2
Robert Fagenson(4)	775,000	0.6
Michael Turmelle(5)	575,000	0.4
Dr. Carl Weimer(6)	225,000	0.2
Dr. Javad Shabani(7)	120,219	0.1
All directors and officers as a group (8 persons)	28,397,281	20.1
Other 5% shareholders	0	0
Total	28,158,959	20.00%

(1)	Consists of 162,100 shares of common stock owned currently and 1,560,830 shares of common stock underlying vested options to purchase shares of common stock.

(2)	Consists of 320,010 shares of common stock owned currently and 407,866 shares of common stock underlying vested options to purchase shares of common stock

(3)	Consists of 23,936,906 shares of common stock owned currently and 314,350 shares of common stock underlying vested options to purchase shares of common stock. This does not include any shares that could be purchased upon exercise of unvested warrants received as consideration in the QPhoton Merger that may vest upon the exercise of outstanding options and other warrants held by officers, employees, directors and investors.

(4)	Consists of 100,000 shares of common stock owned currently and 675,000 shares of common stock underlying vested options to purchase shares of common stock.

(5)	Consists of 575,000 shares of common stock underlying vested options to purchase shares of common stock.

(6)	Consists of 225,000 shares of common stock underlying vested options to purchase shares of common stock.

(7)	Consists of 12,500 shares of common stock owned currently and 107,719 shares of common stock underlying vested options to purchase shares of common stock.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

On July 5, 2022, the Board adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”), which includes provisions for annual automatic evergreen increases of 1,000,000 shares of common stock. The total number of shares of our common stock reserved for issuance under the 2022 Plan, as of March 18, 2025, is 19.0 million. The principal purpose of the 2022 Plan is to provide an incentive to designated employees, certain consultants and advisors who perform services for us and non-employee directors to contribute to our growth by continuing to align the interests of participants with the interests of our stockholders. The 2022 Plan was approved by a majority of the shareholders in September 2022.

The table below sets forth certain information as of our fiscal year ended December 31, 2024 regarding the shares of our common stock available for grant or granted under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders – 2022 Quantum Computing Inc. Equity Incentive Plan, as amended	10,454,781	$1.78	2,348,425
Equity compensation plan approved by security holders – 2019 Quantum Computing Inc. Equity Incentive Plan, as amended	1,760,500	$3.90	0
Equity compensation not approved by shareholders (1)	767,500	$6.28	0

(1)	The total number of stock options issued and outstanding as of March 18, 2025 is 13,555,511.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions involving the Company since January 1, 2024, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive Compensation.”

Please see “Board Composition and Director Independence” under “Item 10, Directors, Executive Officers and Corporate Governance” for a discussion of our independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BPM LLP served as our independent registered public accountants for the years ended December 31, 2024 and 2023.

Audit Fees

The Company originally retained BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm for the Company’s fiscal years ended December 31, 2024 and 2023, then following an order by the SEC on May 3, 2024 suspending BF Borgers from appearing and practicing as an accountant before the SEC, the Company subsequently retained BPM LLP as its independent registered public accounting firm to replace BF Borgers.

For such professional services rendered by BPM LLP for the audit of our restated consolidated financial statements, we incurred approximately $332 thousand and $337 thousand, respectively, for the Company’s fiscal years ended December 31, 2024 and 2023.

For such professional services rendered by BF Borgers for its original audit of our consolidated financial statements, we were billed approximately $110 thousand and $132 thousand, respectively, for the Company’s fiscal years ended December 31, 2024 and 2023.

For the Company’s fiscal years ended December 31, 2024 and 2023, we were billed in fiscal year ended December 31, 2024 approximately $27 thousand for professional services rendered by BF Borgers and $105 thousand by BPM LLP, respectively, related to the Company’s Registration Statements on Form S-3 and Form S-1 and amendments thereto filed with the SEC in those years.

Tax Fees

We were billed approximately $33 thousand by BPM LLP for the Company’s fiscal year ended December 31, 2024 and $9 thousand by BF Borgers for the Company’s fiscal year ended December 31, 2023 for professional services rendered for tax compliance, tax advice, and tax planning.

Pre-Approval Policies

All of the above services and fees were reviewed and approved by the Audit Committee. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang, dated as of May 18, 2022	8-K	10.1	05/23/2022
3.1(i)	Amended and Restated Certificate of Incorporation	10-K/A	3.1(i)	07/10/2023
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.1(iv)	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
3.2	Amended and Restated By-laws	10-K/A	3.2	07/10/2023
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Description of Securities	10-K	4.4	04/01/2024
4.3	Form of Placement Agent Warrant	8-K	4.1	12/12/2024
4.4	Form of Placement Agent Warrant	8-K	4.1	01/08/2025
4.5	Form of Placement Agent Warrant				X
4.6	Unsecured Promissory Note issued by QPhoton, Inc. to Quantum Computing, Inc., in the amount of $1,250,000, dated February 18, 2022	8-K	10.2	02/23/2022
10.1*	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1	10.8	11/22/2019
10.2*	Form Director Agreement	8-K	10.1	02/23/2021
10.3*	Amended and Restated Employment Agreement, dated as of April 26, 2021, by and between Quantum Computing Inc. and Robert Liscouski	8-K	10.1	04/30/2021
10.4*	Employment Agreement between Christopher Roberts and Quantum Computing, Inc., dated as of April 26, 2021	8-K	10.2	04/30/2021
10.5*	Employment Agreement between by and between Quantum Computing Inc. and William McGann, dated as of January 3, 2022	8-K	10.2	01/03/2022

10.6	Note Purchase Agreement, dated as of February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.7	Escrow Agreement, dated as of June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.8	Stockholders Agreement by and among Quantum Computing, Inc. and each of the Stockholders set forth on Exhibit A thereto, dated as of June 16, 2022	8-K	10.3	06/21/2022
10.9	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.10*	Employment Agreement, dated as of June 15, 2022, by and between Quantum Computing Inc. and Yuping Huang	8-K	10.5	06/21/2022
10.11	ATM Agreement, dated as of December 5, 2022, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	12/06/2022
10.12*	Director Agreement between Quantum Computing Inc. and Dr. Carl Weimer, dated January 6, 2023	8-K	10.1	01/09/2023
10.13	Employment Agreement between Quantum Computing Inc. and Christopher Boehmler, dated as of June 26, 2023	8-K	10.1	06/26/2023
10.14*	Quantum Computing Inc. 2022 Equity and Incentive Plan	10-K/A	10.42	07/10/2023
10.15	First Amendment to ATM Agreement, dated as of August 17, 2023, between Quantum Computing Inc. and Ascendiant Capital Markets, LLC	8-K	1.1	08/21/2023
10.16	Series A Preferred Redemption and Waiver Agreement, dated as of March 19, 2024	8-K	10.1	03/25/2024
10.17	Separation Agreement, dated as of March 15, 2024, by and between Quantum Computing, Inc. and Robert Liscouski	10-K	10.26	04/01/2024
10.18*	Director Agreement, dated as of March 8, 2024, by and between Quantum Computing, Inc. and Robert Liscouski	10-K	10.27	04/01/2024
10.19	Director Agreement between Quantum Computing Inc. and Dr. Javad Shabani, dated April 19, 2024	8-K	10.1	04/25/2024
10.20	Modification 2 to Consulting Services Agreement, dated as of June 18, 2024, by and between Quantum Computing, Inc. and Christopher Roberts				X
10.21	Secured Promissory Note issued to Streeterville Capital, LLC, dated August 6, 2024	8-K	4.1	08/12/2024
10.22	Securities Purchase Agreement between Quantum Computing Inc. and Streeterville Capital, LLC, dated August 6, 2024	8-K	10.1	08/12/2024
10.23	Security Agreement between Quantum Computing Inc. and Streeterville Capital, LLC, dated August 6, 2024	8-K	10.2	08/12/2024
10.24	IP Security Agreement between Quantum Computing Inc. and Streeterville Capital, LLC, dated August 6, 2024	8-K	10.3	08/12/2024
10.25	Guaranty by QPhoton, LLC, Qubittech International, Inc., Qubittech, Inc., and QI Solutions, Inc., dated August 6, 2024	8-K	10.4	08/12/2024
10.26	Form of Securities Purchase Agreement, dated as of November 14, 2024, between Quantum Computing Inc. and each Purchaser (as defined therein)	8-K	10.1	11/15/2024

10.27	Placement Agency Agreement, dated November 14, 2024, between Quantum Computing Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	10.2	11/15/2024
10.28	Form of Lock-Up Agreement dated November 14, 2024	8-K	10.3	11/15/2024
10.29	Amendment to Employment Agreement by and between Quantum Computing Inc. and Yuping Huang, dated as of September 1, 2024	10-Q	10.5	11/06/2024
10.30	Modification 3 to Consulting Services Agreement, dated as of December 20, 2024, by and between Quantum Computing, Inc. and Christopher Roberts				X
10.31	Form of Registered Offering Purchase Agreement, dated as of December 10, 2024, between Quantum Computing Inc. and each Purchaser (as defined therein)	8-K	10.1	12/12/2024
10.32	Form of Placement Purchase Agreement, dated as of December 10, 2024, between Quantum Computing Inc. and each Purchaser (as defined therein)	8-K	10.2	12/12/2024
10.33	Placement Agency Agreement, dated December 10, 2024, between Quantum Computing Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	10.3	12/12/2024
10.34	Form of Lock-Up Agreement dated December 12, 2024	8-K	10.4	12/12/2024
10.35	Second Amendment to Employment Agreement between Quantum Computing Inc. and William J. McGann, dated as of December 30, 2024	8-K	10.1	12/31/2024
10.36	Form of Purchase Agreement, dated as of January 7, 2025, between Quantum Computing Inc. and each Purchaser (as defined therein)	8-K	10.1	01/08/2025
10.37	Placement Agency Agreement, dated January 7, 2025, between Quantum Computing Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	10.2	01/08/2025
10.38	Form of Lock-Up Agreement dated January 7, 2025	8-K	10.3	01/08/2025
10.39	First Amendment to Employment Agreement between Quantum Computing Inc. and William J. McGann, dated as of February 1, 2024	S-1	10.7	01/22/2025
14.1	Quantum Computing Inc. Code of Ethics	8-K	14.1	09/25/2024
19.1	Quantum Computing Inc. Insider Trading Policy				X
21.1	List of Subsidiaries				X
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy relating to recovery of erroneously awarded compensation.	10-K	97.1	04/01/2024
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2025	Quantum Computing Inc.

	By:	/s/ Dr. William McGann
Dr. Willan McGann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Yuping Huang	Chairman of the Board of Directors and Chief Quantum Officer	March 20, 2025
Yuping Huang

/s/ Dr. William McGann	Chief Executive Officer	March 20, 2025
Dr. Willan McGann	(Principal Executive Officer)

/s/ Christopher Boehmler	Chief Financial Officer, Treasurer	March 20, 2025
Christopher Boehmler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Turmelle	Director	March 20, 2025
Michael Turmelle

/s/ Robert Fagenson	Vice Chairman of the Board of Directors	March 20, 2025
Robert Fagenson

/s/ Dr. Carl Weimer	Director	March 20, 2025
Dr. Carl Weimer

/s/ Dr. Javad Shabani	Director	March 20, 2025
Dr. Javad Shabani

QUANTUM COMPUTING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quantum Computing Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Computing Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, mezzanine and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Warrant Liabilities

As described in Notes 1 and Note 10, on June 16, 2022, the Company merged with QPhoton, Inc., which was accounted for as a business combination using the acquisition method of accounting. In conjunction with the merger, the Company issued warrants that become exercisable when and if stock options and warrants outstanding as of the time of the merger are exercised. The Company is accounting for these warrants as a derivative liability and is valued at $40.5 million as of December 31, 2024 and resulted in a mark-to-market loss of $40.5 million in the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to the valuation of the derivative liability is a critical audit matter due to the significant amount of judgment by management required in estimating the fair value of the warrants, including the use of valuation methodologies that were sensitive to significant assumptions, specifically the probability of the underlying options and warrants being exercised, which is affected by expected future market or economic conditions, which in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence relating to the analysis..

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above, specifically the probability of the underlying options and warrants being exercise, and other factors considered by management in developing the model.

/s/ BPM LLP

We have served as the Company’s auditor since 2024.

San Jose, California

March 20, 2025

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$78,945	$2,059
Accounts receivable, net	27	65
Inventory	18	73
Loans receivable, net	-	279
Prepaid expenses and other current assets	161	180
Total current assets	79,151	2,656
Property and equipment, net	8,212	2,870
Operating lease right-of-use assets	1,522	1,051
Intangible assets, net	8,972	12,076
Goodwill	55,573	55,573
Other non-current assets	129	129
Total assets	$153,559	$74,355

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,372	$1,462
Accrued expenses	2,134	639
Financial liabilities, net of issuance costs	-	1,925
Deferred revenue	79	-
Other current liabilities	974	786
Total current liabilities	4,559	4,812
Derivative liability	40,532	-
Operating lease liabilities	1,181	840
Total liabilities	46,272	5,652
Contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; no shares and 1,490 thousand shares issued and outstanding as of December 31, 2024 and 2023, respectively; 3,080 thousand shares of Series B Preferred Stock authorized; no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value, 250,000 thousand shares authorized; 129,012 thousand and 77,451 thousand shares issued and outstanding as of December 31, 2024 and 2023, respectively	13	8
Additional paid-in capital	307,756	200,635
Accumulated deficit	(200,482)	(131,940)
Total stockholders’ equity	107,287	68,703
Total liabilities and stockholders’ equity	$153,559	$74,355

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2024	2023
Total revenue	$373	$358
Cost of revenue	261	196
Gross profit	112	162
Operating expenses
Research and development	11,318	8,891
Sales and marketing	1,818	1,806
General and administrative	12,913	15,708
Total operating expenses	26,049	26,405
Loss from operations	(25,937)	(26,243)
Non-operating income (expense)
Interest and other income	423	295
Interest expense, net	(2,496)	(1,602)
Change in fair value of warrant liabilities	(40,532)	528
Loss before income tax provision	(68,542)	(27,022)
Income tax provision	-	-
Net loss	(68,542)	(27,022)

Less: Series A convertible preferred stock dividends	-	861
Net loss attributable to common stockholders	$(68,542)	$(27,883)

Loss per share – basic and diluted	$(0.73)	$(0.42)
Weighted average shares used in computing net loss per common share – basic and dilutive	93,881	66,611

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Mezzanine and Stockholders’ Equity

(In thousands, except par value)

	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	$-	1,500	$-	55,963	$6	$169,175	$(104,057)	$65,124
Issuance of shares for cash	-		-	17,572	2	24,728	-	24,730
Conversion of preferred stock	-	(10)	-	11	-	1	-	1
Preferred stock dividends	-	-	-	-	-	-	(861)	(861)
Stock-based compensation	-	-	-	2,330	-	4,238	-	4,238
Stock-based compensation for services	-	-	-	1,575	-	2,493	-	2,493
Net loss	-	-	-	-	-	-	(27,022)	(27,022)
Balances, December 31, 2023	-	1,490	-	77,451	8	200,635	(131,940)	68,703
Issuance of shares for cash	-	-	-	49,679	5	106,761	-	106,766
Conversion of Series A preferred stock to common stock	(4,097)	(745)	-	745	-	4,097	-	4,097
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)	-	(8,195)
Repurchase of redeemable shares	(4,098)	(745)	-	-	-	-	-	-
Stock-based compensation	-	-	-	995	-	4,322	-	4,322
Stock-based compensation for services	-	-	-	142	-	136	-	136
Net loss	-	-	-	-	-	-	(68,542)	(68,542)
Balances, December 31, 2024	$-	-	$-	129,012	$13	$307,756	$(200,482)	$107,287

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(68,542)	$(27,022)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	3,798	3,307
Amortization of issuance costs	2,059	925
Change in fair value of warrant liability	40,532	(528)
Change in value of derivative	(666)	-
Provision for credit losses	279	279
Other recognized losses (gains)	4	5
Stock-based compensation expense	5,782	4,271
Stock-based compensation expense for services	23	284
Changes in operating assets and liabilities
Accounts receivable	38	(52)
Inventories	55	(70)
Prepaid expenses and other current assets	16	(110)
Other non-current assets	-	(69)
Accounts payable	(90)	596
Deferred revenue	79	-
Accrued expenses and other current liabilities	550	110
Other long-term liabilities	(130)	(241)
Net cash used in operating activities	(16,213)	(18,315)

Cash flows from investing activities:
Purchase of property and equipment	(6,036)	(2,112)
Issuance of loan receivable	-	(500)
Net cash used in investing activities	(6,036)	(2,612)

Cash flows from financing activities:
Proceeds raised from financial liabilities, net of issuance costs	6,995	-
Payments of financial liabilities	(10,313)	(6,187)
Series A Preferred stock dividend payments	(215)	(865)
Repurchase of Series A preferred stock	(4,098)	-
Proceeds from issuance of common stock	106,766	24,730
Net cash provided by financing activities	99,135	17,678

Net increase (decrease) in cash	76,886	(3,249)
Cash and cash equivalents, beginning of period	2,059	5,308
Cash and cash equivalents, end of period	$78,945	$2,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$268	$813
Non-cash investing and financing activities:
Reclassification of Series A preferred stock to mezzanine equity	$8,195	$-
Valuation of derivative associated with convertible financial liability	$666	$-
Conversion of Series A preferred to common stock	$4,097	$-
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$765	$-

The accompanying notes are an integral part of these financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2024

Note 1 – Nature of the Organization and Business

Corporate History

Quantum Computing Inc. (“QCi” or the “Company”) was formed in the State of Nevada on July 25, 2001, under its original name, Ticketcart, Inc., which was changed to Innovative Beverage Group Holdings, Inc. in 2009. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from “IBGH” to “QUBT”. On July 15, 2021 the Company uplisted to The Nasdaq Stock Market LLC. On June 16, 2022, the Company merged with QPhoton, Inc. (“QPhoton”), a developer of quantum photonic systems and related technologies and applications. The QPhoton Merger enabled us to develop hardware applications integrated with the Company’s software platform, Qatalyst, that existed before the QPhoton Merger.

Nature of Business

QCi is an American company utilizing integrated photonics and non-linear quantum optics to develop and deliver machines for quantum computing, reservoir computing, and remote sensing, imaging and cybersecurity applications based on patented and proprietary photonics technology. QCi’s products are designed to operate at room temperature and at very low power levels compared to other quantum systems currently available in the market, such as superconducting, ion-trap, or annealing architectures. Our core photonics technology enables the execution of a go-to-market strategy which emphasizes scalability, accessibility and affordability. Our quantum machines, supported by professional services through our “Quantum Solutions” offering, enable subject matter experts (SMEs) and end users to deliver critical business solutions involving highly complex optimization problems.

The leading application of our quantum offerings today is our Entropy Quantum Computing. Our longer-term product development plan is to migrate the EQC’s current design, as well as other product designs based on discrete components, to a set of optical integrated circuits (TFLN Optical Chips) built on TFLN wafers.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. We have not achieved a level of sales adequate to support the Company’s cost structure. The Company has historically incurred losses and negative cash flows from operations. During the year ended December 31, 2024, the Company issued 49,679 shares of common stock for net proceeds of $106.8 million. Cash and cash equivalents on hand were $78.9 million as of December 31, 2024. As of December 31, 2024, the Company also had an accumulated deficit of $200.5 million and working capital of $74.6 million. In January 2025, the Company issued 8,163,266 shares of common stock for net proceeds of $93.3 million. As a result, the Company has adequate cash and cash equivalents on hand to meet its obligations over the next 12 months.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2023 consolidated financial statements to conform ot the fiscal year 2024 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ equity.

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

Segments

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses, such as employee wages and benefits at a consolidated level, to manage the Company’s operations and strategic growth initiatives. Other segment items include interest income, interest expense, deferred offering costs, changes in fair value of derivative warrant liabilities and other operational expenses which are reflected in the consolidated statements of operations.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of December 31, 2024 and December 31, 2023, the Company had $78.9 million and $960 thousand, respectively, in cash equivalents invested in mutual funds. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

Revenue

The Company recognizes revenue in accordance with ASC 606 – Revenue from Contracts with Customers, by analyzing contracts with its customers using a five-step approach:

1.	Identify the contract;

2.	Identify the performance obligations;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue when performance obligations are satisfied.

The revenue the Company has recognized in the years ended December 31, 2024 and 2023 were primarily derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

The Company’s revenues consist of (in thousands):

	Year Ended December 31,
	2024	2023	% Change
Services	$346	$353	(2)%
Products	27	5	440%
Total	$373	$358	4%

The Company disaggregates revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the shipping location of the customer. The geographic regions that are tracked for the years ended December 31, 2024 and 2025 are the Americas and Europe.

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2024			2023
	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$27	$346	$373	$5	$337	$342
Europe	-	-	-	-	16	16
Total	$27	$346	$373	$5	$353	$358

Accounts Receivable

Accounts receivable consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically, the Company evaluates its accounts receivable to establish a provision for credit losses, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. The customer accounts receivable as of December 31, 2024 are considered not fully collectible and thus the Company has recorded a provision for credit losses of $3.5 thousand; the customer accounts receivable as of December 31, 2023 were considered fully collectible.

Provision for Credit Losses

The Company estimates losses on loans and other financial instruments in accordance with Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit losses (“CECL”) methodology for estimating allowances for credit losses. The CECL framework requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supporting forecasts. Under CECL, the allowance for credit losses is measured as the difference between the financial asset’s cost basis and the net amount expected to be collected on the financial asset. CECL allows us to use information about past events including historical loan loss experience, current conditions, and reasonable and supportable forecasts to assess the collectability of the financial assets. The receivables for financial assets as of December 31, 2024 and 2023 are not considered fully collectible and thus management has recorded a provision for credit losses. See Note 9, Loan Receivable, for additional information.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our operating leases are comprised of office space leases, and as of December 31, 2024 and 2023, we had no finance leases.

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

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2024 and 2023 and determined that its goodwill was not impaired. As of December 31, 2024 and 2023, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

During years ended December 31, 2024 and 2023, the Company did not record any impairment from long-lived assets.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of December 31, 2024 and 2023, the Company had $78.9 million of the $78.9 million cash and cash equivalents and $960 thousand of the $2.1 million cash and cash equivalents, respectively, in Level 1 assets, comprised of U.S. Government mutual funds, and $40.5 million and no carrying value, respectively, for Level 3 liabilities, which are comprised of derivative and warrant liabilities. See Note 10, Capital Stock, for a full discussion of the warrant liability.

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

Software Development Costs

Software development costs incurred subsequent to the establishment of technological feasibility for software intended to be sold, licensed or otherwise marketed to customers will be capitalized, but development costs not meeting the criteria for capitalization are expensed as incurred. With respect to internal use software, the Company will capitalize such development costs incurred during the application development stage, but development costs incurred prior to that stage will be expensed as incurred. No amortization expense will be recorded until the software is ready for its intended use. To date, the Company has not incurred any material capitalizable software development costs.

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

Net Loss Per Share

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(68,542)	$(27,022)
Less: Series A convertible preferred stock dividends	-	861
Net loss attributable to common stockholders – basic and diluted	$(68,542)	$(27,883)
Denominator:
Weighted average shares used in computing net loss per common share – basic and diluted	93,881	66,611
Net loss per common share – basic and diluted	$(0.73)	$(0.42)

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. Due to a net loss in the years ended December 31, 2024 and 2023, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Warrants	2,583	6,053
Options	12,907	12,280
Unvested restricted common stock	2,997	1,192
Total potentially dilutive shares	18,487	19,525

As all potentially dilutive securities are anti-dilutive as of December 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, including for public entities that have a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024 and have made the necessary reportable segment disclosures (See Note 3, Segment Reporting).

Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under ASU 2023-09, entities are required to uniformly classify and present greater disaggregation of information in the rate reconciliation and income taxes paid. ASU 2023-09 is intended to benefit users of our consolidated financial statements by improving transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this new guidance to have a material impact on our consolidated financial statements and have decided not to early adopt ASU 2023-09.

Note 3 - Segment Reporting

The Company operates as one operating segment as its CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. In addition to consolidated net loss, our CODM reviews and utilizes natural expenses, such as employee wages and benefits at a consolidated level, to manage the Company’s operations and strategic growth initiatives. The following table presents segment information of revenue, significant expenses and net loss (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$373	$358
Less:
Salaries and employee related costs	9,534	9,745
Stock-based compensation	5,805	4,555
Rent and facilities	751	575
Professional services and legal fees	2,959	3,963
Technology & IT costs	1,062	1,198
Other sales and marketing costs	734	1,471
Direct and indirect materials	99	39
Depreciation and amortization expense	3,798	3,307
Other operational expenses	1,568	1,748
Operating loss	(25,937)	(26,243)
Other income (expense)
Interest expense	(254)	(602)
Interest and other income (expense) (1)	(1,819)	(705)
(Gain) loss on change in fair value of warrant liabilities	(40,532)	528
Segment and net loss	$(68,542)	$(27,022)

(1)	Includes interest income of $423 thousand and $295 thousand for the years ended December 31, 2024 and 2023, respectively.

Note 4 – Intangible Assets, net

As a result of the merger with QPhoton in June 2022, the Company has the following amounts related to intangible assets, net (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(2,800)	$451	$3,251	$(1,715)	$1,536
Website domain name and trademark	1,009	(521)	488	1,009	(320)	689
Technology and licensed patents	12,731	(4,698)	8,033	12,731	(2,880)	9,851
Total	$16,991	$(8,019)	$8,972	$16,991	$(4,915)	$12,076

The amortization expense of the Company’s intangible assets for both the years ended December 31, 2024 and 2023 was approximately $3.1 million. The Company expects future amortization expense to be the following (in thousands):

Amortization
2025	$2,472
2026	2,021
2027	1,903
2028	1,819
2029	757
Thereafter	-
Total	$8,972

Note 5 – Income Taxes

The Company’s provision for income taxes differs from the amount determined by applying the applicable federal statutory tax rate to the loss before income taxes due to the valuation allowance for the net deferred income tax assets. A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	Year Ended December, 31
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(3.1)%	0.0%	0.0%
Warrant mark-to-market adjustments	(12.4)%	2.0%	2.7%
Change in business credits	0.5%	0.0%	0.0%
Other permanent differences	(0.1)%	(0.3)%	(0.1)%
True-ups	0.0%	0.0%	0.0%
Change in deferred tax asset valuation allowance	(6.0)%	(22.3)%	(23.7)%
Effective income tax rate	0.0%	0.4%	0.0%

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of both temporary and permanent differences in the U.S. GAAP vs tax treatment of certain types of expenses, including stock-based compensation, depreciation and amortization, research and development and meals and entertainment. Additionally, the Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2024, the Company had no interest related to unrecognized tax benefits, and no amounts for penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $89 million and $7 million, respectively. All of the federal NOL carryforwards were generated during 2018 or later and will carryforward indefinitely but will be subject to 80% taxable income limitation beginning tax years after December 31, 2021, as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (PL 116-136). State net operating loss will begin to expire in 2043 for state tax purposes. Furthermore, the utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has determined that ownership changes have occurred, primarily driven by the Transactions, and hence the Company’s ability to use its NOLs or tax credit carryforwards may be restricted.

As of December 31, 2024, in addition to the $89.4 million in tax-effected NOL carryforwards, at an assumed tax rate of 30%, the significant components of the Company’s net deferred tax assets included stock-based compensation of $14 million, capitalized research and development expenditures of approximately $3 million. As of December 31, 2023, in addition to the $13 million in tax-effected NOL carryforwards, also at an assumed tax rate of 26%, the significant components of the Company’s net deferred tax assets included stock-based compensation of $11 million and capitalized research and development expenditures of approximately $2 million. The Company believes that it is more likely than not that the benefit from the net deferred tax assets will not be realized. Accordingly, it has provided a full valuation allowance on any potential deferred tax assets The valuation allowance increased by approximately $16 million for the period ended December 31, 2024. The provision for income taxes is not material in the years presented due to there being no taxable income.

The Company has federal R&D credit carryforwards of approximately $878 thousand. The Company has no state R&D credit carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, with varying statutes of limitations. The tax years from inception through 2024 remain open to examination due to the carryover of unused net operating losses that are being carried forward for tax purposes.

Uncertain Tax Positions

The Company has unrecognized tax benefits related to research and development credit carryforwards. A full valuation allowance has been provided against the Company’s research and development credits. Therefore, any adjustments to these unrecognized tax benefits would be offset by corresponding adjustments to the valuation allowance, resulting in no impact on the consolidated balance sheet or statement of operations.

December 31, 2024
Beginning balance as of December 31, 2023	$-
Changes related to tax positions taken in the prior year	96,767
Changes related to tax positions taken in the current year	167,774
Ending balance as of December 31, 2024	$263,541

Note 6 – Property and Equipment, net

The Company’s property and equipment, net are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	December 31,
Classification	2024	2023
Computer and laboratory equipment	$8,438	$2,999
Network equipment	29	29
Furniture and fixtures	37	32
Software	77	49
Leasehold improvements	597	33
Total cost of property and equipment	9,178	3,142
Accumulated depreciation	966	272
Property and equipment, net	$8,212	$2,870

The approximate $6.0 million increase in property and equipment is primarily driven by purchases of laboratory equipment, as well as leasehold improvements, in establishing the AZ Chips Facility.

The Company began depreciating select property and equipment at the AZ Chips Facility as they were put in service during the year ended December 31, 2024, and recorded total depreciation expense of $694 thousand and $203 thousand during the years ended December 31, 2024 and 2023, respectively, using useful lives of the Company’s long-lived assets as follows:

Estimated Useful Life (Years)
Computer and laboratory equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lessor of lease term or 5

$5.4 million of property and equipment have yet to be placed in service and have not started depreciating.

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense. There were no significant gains or losses in the year ended December 31, 2024 and 2023, respectively.

Note 7 – Financial Liabilities

 The Company has the following amounts related to financial liabilities (in thousands):

	December 31,
	2024	2023
Remaining loan balances	$-	$2,063
Remaining unamortized debt issuance costs	-	(138)
Financial liabilities, net	$-	$1,925

Additionally, the Company has no and $14 thousand of accrued interest as of December 31, 2024 and 2023, respectively, which is included in Other Current Liabilities.

Secured Promissory Note

On August 6, 2024, the Company entered into a Securities Purchase Agreement (the “Secured SPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a Secured Convertible Promissory Note (the “Streeterville Convertible Note”) in the original principal amount of $8.25 million. The principal amount includes an original issue discount of $750 thousand. Streeterville paid $7.5 million in cash for the Streeterville Convertible Note. The Streeterville Convertible Note accrues interest at a rate of 10% per annum and has a maturity date of February 6, 2026, unless earlier prepaid, redeemed or accelerated in accordance with its terms prior to such date. The Company intends to use the net proceeds from the sale of the Streeterville Convertible Note primarily for general working capital purposes, including for (i) operations as the Company increases its sales and marketing efforts; (ii) capital expenditures in outfitting its chip fabrication facility in Tempe, AZ; and (iii) for any other planned or unplanned expenditures that might arise in support of the Company’s business plan. Ascendiant Capital Markets, LLC served as the placement agent on the transaction and received a fee of $450 thousand, and the Company recognized $55 thousand in other issuance costs, primarily for legal services. The Company repaid the Streeterville Convertible Note on November 18, 2024. As of December 31, 2024, there was no outstanding balance and the Company has no further obligations with respect to the Secured SPA or Streeterville Convertible Note.

Unsecured Promissory Note

On September 23, 2022, the Company entered into a note purchase agreement (the “Unsecured NPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which Streeterville purchased an unsecured promissory note (the “Note” or the “Streeterville Unsecured Note”) in the initial principal amount of $8.25 million. The Streeterville Unsecured Note bore interest at 10% per annum. The maturity date of the Note was defined as 18 months from the date of its issuance (the “Maturity Date”). The Streeterville Unsecured Note carried an original issue discount of $750 thousand, which was included in the principal balance of the Note. If the Company had elected to prepay the Streeterville Unsecured Note prior to the Maturity Date, it would have paid to Streeterville 120% of the portion of the Outstanding Balance the Company would have elected to prepay. As of December 31, 2024, Streeterville has redeemed the full principal amount of the Unsecured NPA. There was an outstanding balance of $1.9 million as of December 31, 2023. As of December 31, 2024, there was no outstanding balance and the Company has no further obligations with respect to the Unsecured NPA or Streeterville Unsecured Note.

Note Purchase Agreement – the Company and Wholly-Owned Subsidiary QPhoton

On February 18, 2022, the Company entered into a Note Purchase Agreement (the “QCi Note Purchase Agreement”) with QPhoton, pursuant to which the Company agreed to loan money to QPhoton using two unsecured promissory notes (each, a “QCi Note”), each in the principal amount of $1.25 million, subject to the terms and conditions of the QCi Note Purchase Agreement. Also, on February 18, 2022, pursuant to the terms of the QCi Note Purchase Agreement, the Company loaned the principal amount of $1.25 million to QPhoton. On April 1, 2022, pursuant to the terms of the QCi Note Purchase Agreement, the Company loaned the principal amount of $1.25 million to QPhoton, for a total loan under the two QCi Notes of $2.5 million.

The QCi Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The QCi Notes issued under the QCi Note Purchase Agreement, including the QCi Notes issued on February 18, 2022 and April 1, 2022, provide that the indebtedness evidenced by the applicable QCi Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the QCi Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the QCi Notes) of QPhoton or (iii) an event of default. As a result of the merger, the QCi Note and accrued interest is eliminated through consolidation. However, the two QCi Notes were not forgiven or converted to equity, remain outstanding under the terms and conditions of the QCi Note Purchase Agreement, and are eliminated for presentation purposes in these consolidated financial statements.

Note 8 – Contingencies

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

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our consolidated financial position or consolidated results of operations and are adequately covered by our liability insurance. However, it is possible that consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

See Part I, Item 3, Legal Proceedings, in this Form 10-K for additional details on the status of the following proceedings.

BV Advisory v. QCi Breach Lawsuit

At the time of the QPhoton Merger in June 2022, QPhoton had an outstanding balance of principal and interest due to BV Advisory based on a note purchase agreement that QPhoton had entered into with BV Advisory on March 1, 2021 (the “BV Note Purchase Agreement”). Accordingly, the Company has recorded an estimated payable (the “BV Advisory Payable”), recognized as other current liabilities on the consolidated financial statements, based on best available information in the amount of $536 thousand as of December 31, 2024 and 2023.

On August 16, 2022, BV Advisory filed a complaint Delaware Chancery Court naming the Company and certain of its directors and officers (among others) as defendants seeking, among other relief, monetary damages for an alleged breach of the BV Note Purchase Agreement. During the year ended December 31, 2024, BV Advisory’s other claims were dismissed by the Delaware Chancery Court and BV Advisory transferred its claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. BV Advisory’s claims are not covered by the Company’s liability insurance, nor does the Company believe it is necessary to accrue an amount in addition to the BV Advisory Payable at this time.

BV Advisory v. QCi Appraisal Action

BV Advisory was purportedly a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). BV Advisory rejected the Merger Consideration (as defined below) and on October 13, 2022 filed a petition in the Delaware Chancery Court seeking appraisal of the shares of QPhoton it allegedly owned (which shares represented 10% of the shares of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton). The Appraisal Petition is currently pending in Delaware Chancery Court. The Company included BV Advisory’s purported ownership of QPhoton in the purchase price accounting for the QPhoton Merger.

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

Accordingly, as of December 31, 2024 and 2023, the Company has neither issued 2,957,251 shares of the Company’s common stock on an as converted basis (the “Unissued QPhoton Shares”) nor 702,834 warrants to purchase shares of the Company’s common stock (the “Unissued QPhoton Warrants”) that were included in the Merger Consideration. The Unissued QPhoton Shares are included in the statement of stockholder’s equity as additional paid in capital as of as of December 31, 2024 and 2023, and the Unissued QPhoton Warrants have a carrying value of $40.5 million as a liability on the Company’s consolidated balance sheet as of December 31, 2024, and no carrying value as a liability on the Company’s consolidated balance sheet as of December 31, 2023.

QCi v. BV Advisory Injunction Lawsuit

On January 31, 2025, the Company filed a complaint in Delaware Chancery Court against BV Defendants (BV Advisory and its principal Keith Barksdale) asserting claims for defamation, breach of contract, conversion, aiding and abetting conversion, and misappropriation of trade secrets based on the BV Defendants’ unauthorized possession and dissemination of certain of the Company’s confidential and privileged documents. The Company seeks, among other relief, injunctive relief and damages. On February 11, 2025, the Court granted the Company’s motion for temporary restraining order and instructed the parties to negotiate an expedited case schedule. On February 13, 2025, the Court entered a stipulated case schedule that set a trial for April 8 and 9, 2025 on the Company’s claims for conversion, aiding and abetting conversion, and misappropriation of trade secrets. The parties are currently engaged in discovery. The Company does not believe it is necessary to accrue a litigation reserve at this time.

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations. To date, the New Jersey District Court has not certified a class or designated a lead plaintiff. The Company disputes the allegations in the complaint, intends to vigorously defend against the claims asserted, and does not believe it is necessary to accrue a litigation reserve at this time.

Arbitration over Stock Options

In February 2025, the Company entered into arbitrations with Former Consultants (two individuals) regarding forfeiture of stock options. The Company had issued stock options to the consultants in 2020 and 2021 and terminated the Former Consultants’ agreements in March 2024, at which time the Company informed the Former Consultants that any vested options had to be exercised within three months of the termination date, per the Company’s Equity and Incentive Plans. The Former Consultants did not exercise their vested options, and the options were duly forfeited. In December 2024, the Former Consultants claim that they still retain the right to exercise the options, which the Company has rejected. The Company believes these claims are without merit, intends to defend itself vigorously, and does not believe it is necessary to accrue a litigation reserve at this time.

Note 9 – Loan Receivable

On May 16, 2023, the Company entered into a Summary of Proposed Terms (the “Letter of Intent”) with millionways, Inc (“millionways”) to provide bridge loans to millionways and enter into due diligence to acquire up to 100% of the AI firm. On June 6, 2023, the Company entered into a note purchase agreement (the “MW Agreement”) with millionways, pursuant to which the Company agreed to purchase from millionways up to three unsecured promissory notes (each, a “MW Note”), in an aggregate principal amount of up to $2.0 million, subject to the terms and conditions of the MW Agreement. Also on June 6, 2023, pursuant to the terms of the MW Agreement, the Company purchased the MW Notes from millionways and loaned an aggregate principal amount of $500 thousand to millionways.

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

The Company reserved $558 thousand of the outstanding $558 thousand receivable as uncollectible based on credit risk in the consolidated financial statements as of December 31, 2024, however, as of March 18, 2025, is actively seeking collection of $658 thousand, including principal and interest.

Note 10 – Capital Stock

Authorized Classes of Stock

As of December, 2024, the Company’s Board of Directors has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as Series A preferred stock, par value $0.0001 per share, none of which are issued and outstanding at December 31, 2024, and 1,490,004 of which were issued and outstanding as of December 31, 2023. The Board has also authorized 3,079,864 shares of preferred stock as Series B preferred stock, par value $0.0001 per share, none of which are issued and outstanding at December 31, 2024 and 2023.

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

The Series A Preferred Stock ranks senior to common stock with respect to the payment of dividends and liquidation rights. Each holder of Series A Preferred Stock is entitled to receive, with respect to each share of Series A Preferred Stock then outstanding and held by such holder, dividends at the rate of 10% per annum (the “Preferred Dividends.”) The Company is obligated to pay the Preferred Dividends quarterly, in arrears, within 15 days of the end of each quarter. The Company has the option to pay the Preferred Dividends in cash or in common stock, at a price per share of common stock equal to the average of the closing sale price of the common stock for the 5 trading days preceding the applicable dividend payment date. The Preferred Dividends are accrued monthly, but not compounded, and are recorded as interest expense, because the Preferred Dividends are mandatory and not declared at the discretion of the Board of Directors.

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

In connection with the Purchase Agreement, the Company and the Series A Investors entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement to register the shares of the Company’s common stock underlying the Series A Preferred Stock and warrants within 180 days. Pursuant to the Registration Rights Agreement, the Series A Investors received certain rights, including but not limited to piggyback registration rights, providing that the holder be given notice of any proposed registration of securities by the Company, and requiring that the Company register all or any portion of the registrable securities that the holders request to be registered, in each case, subject to the terms and conditions of the Registration Rights Agreement. On April 27, 2022 the Company filed a Registration Statement on Form S-3 to register the resale of the shares of common stock as required by the Registration Rights Agreement. The Form S-3 went effective on June 2, 2022.

On June 13, 2022, one of the Series A Investors, Falcon Capital Partners, converted 45,455 shares of Series A Preferred Stock into 47,728 shares of the Company’s common stock.

On February 9, 2023, one of the Series A Investors, Greenfield Children, LLC, converted 10,000 shares of Series A Preferred Stock plus accrued dividends into 11,096 shares of the Company’s common stock.

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Series A Redemption Agreement”) with the current holders (the “Series A Holders”) of its Series A Preferred Stock. Accordingly, $8.125 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s consolidated balance sheet in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”. The Mezzanine Equity was valued at the date of the Private Placement issuance. Pursuant to the Series A Redemption Agreement, the Company agreed to redeem all outstanding shares of the Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments (each a “Monthly Redemption Threshold” payment), which may be accelerated at the Company’s sole discretion and which does not prevent the Series A Holders from converting outstanding shares of Series A Preferred Stock at a conversion price of $5.50 per share. In addition, the Series A Holders agreed to waive (the “Waivers”), on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Preferred Stock Certificate of Designation (the “Preferred Stock COD”), including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock Securities Purchase Agreement (the “Preferred Stock SPA”). In the event the Company opts to not make a Monthly Redemption Threshold payment, the Waivers are forfeited and the terms revert to those detailed in the Preferred Stock COD and Preferred Stock SPA. During the year ended December 31, 2024, the Company redeemed 745,047 shares of Series A Preferred Stock for approximately $4.1 million in cash paid to the Series A Holders.

During November 2024 and December 2024, the Series A Holders converted 744,957 shares of Series A Preferred Stock into 744,957 shares of the Company’s common stock. As of December 31, 2024, there were no shares of Series A Preferred Stock issued and outstanding and the Mezzanine Equity valuation was reduced to zero.

At-the-Market Facility

During the years ended December 31, 2024 and 2023, the Company sold 23,679,391 and 17,571,926 shares of common stock, respectively, through its At-The-Market (ATM) facility, managed by Ascendiant Capital Markets, LLC, at an average price of $1.21. The Company received net aggregate proceeds of $48.5 million, of which $23.8 million and $24.7 million, respectively, was received during the years ended December 31, 2024 and 2023.

Registered Direct Offering

On November 14, 2024, the Company entered into securities purchase agreements (the “November RDO SPAs”) for a registered direct offering (the “November RDO”) to sell an aggregate of 16 million shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.50 per share (the “November RDO Shares”), resulting in gross proceeds of $40 million, before deducting placement agent commissions and other offering expenses. On November 18, 2024, the Company completed the sale of the November RDO Shares and announced its intention to use the net proceeds from the November RDO for the repayment of debt, working capital, and general corporate purposes. Specifically, the Company used approximately $9.3 million of the gross proceeds to pay in full the Streeterville Convertible Note.

In conjunction with the November RDO SPAs, the Company also entered into a placement agency agreement with Titan Partners Group LLC (“Titan”), a division of American Capital Partners, LLC (the “November Placement Agent”) dated November 14, 2024, pursuant to which the November Placement Agent will act as the exclusive placement agent for the Company in connection with the November RDO. The Company agreed to pay the November Placement Agent a cash fee of 7.25% of the gross proceeds from the November RDO and to issue to the November Placement Agent (or its designees) 800,000 five-year warrants representing 5% of the securities sold in the November RDO, which will be exercisable beginning on May 13, 2025, and have an initial exercise price per share of the Company’s common stock of $2.875. In addition, the Company agreed to reimburse the November Placement Agent for up to $100,000 of its fees and expenses in connection with the November RDO.

Registered Direct and Private Placement Offerings

On December 10, 2024, the Company entered into securities purchase agreements (the “December RDO SPAs”) for a registered direct offering (the “December RDO”), an aggregate of 1,540,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $5.00 per share. Also on December 10, 2024, the Company entered into securities purchase agreements, pursuant to which the Company agreed to issue in a concurrent private placement (the “December Private Placement” and together with the December RDO, the “December SPAs”), an aggregate of 8,460,000 shares (the “December Placement Shares”) of common stock at a purchase price of $5.00 per share. The December SPAs closed on December 12, 2024. The December RDO resulted in gross proceeds of $7.7 million and the December Private Placement resulted in gross proceeds of $42.3 million, in each case before deducting placement agent commissions and other offering expenses. Furthermore, the Company filed a registration statement registering the resale of the December Placement Shares on December 20, 2024, which went effective January 6, 2025.

In conjunction with the December SPAs, the Company also entered into a placement agency agreement with Titan (the “December Placement Agent”), dated December 10, 2024, pursuant to which the December Placement Agent will act as the exclusive placement agent for the Company in connection with the December SPAs. The Company agreed to pay the December Placement Agent a cash fee of 7% of the gross proceeds from the December SPAs and to issue to the December Placement Agent (or its designees) 500,000 five-year warrants (representing 5% of the securities sold in the Offerings), which will be exercisable beginning on June 8, 2025, and have an initial exercise price per share of the Company’s common stock of $5.75. In addition, the Company agreed to reimburse the December Placement Agent for up to $100,000 of its fees and expenses in connection with the December SPAs.

The combined amount of net proceeds raised from the ATM and RDOs was $106.8 million and $24.7 million for the years ended December 31, 2024 and 2023, respectively.

Warrants

The table below summarizes the warrants outstanding at December 31, 2024 (in thousands, except exercise prices):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171	(150)	-	21
June 16, 2022	May 9, 2027	$0.0001	6,325	-	(4,121)	2,204
November 18, 2024	November 18, 2029	$2.875	800	-	-	800
December 12, 2024	December 12, 2029	$5.75	500	-	-	500

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00. Those warrants are exercisable for five years from the date of issuance.

In connection with the QPhoton Merger on June 16, 2022, the Company issued 6.3 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of December 31, 2024, all of the QPhoton Warrants linked to the outstanding Underlying Options are expected to be exercised as the exercise prices of all the Underlying Options are below the closing stock price as of December 31, 2024. The 6.3 million issued warrants represent a portion of the 7.0 million warrants included in the Merger Consideration, having been received by two QPhoton shareholders. A third alleged shareholder rejected the Merger Consideration and commenced litigation, and to date that litigation has not been resolved and the associated 702,834 warrants have not been issued, of which 457,926 would have been canceled to date due to forfeitures of Underlying Options. See Part I, Item 3, Legal Proceedings, for additional information on the status of the litigation.

As of December 31, 2024, of the 6.3 million QPhoton Warrants issued, approximately 65% have been forfeited because the corresponding Underlying Options had expired or been forfeited. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants issued on June 16, 2022, are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock, then accounts for changes period-over-period by realizing a mark-to-market gain or loss for the period. Due to the difference between the exercise price and the market value of the Company's stock as of the balance sheet dates, the market value of the stock and the probability of the underlying options and warrants being exercised are the only significant inputs in the valuation of the warrant liability. Accordingly, the Company recognized a mark-to-market loss of $40.5 million and a mark-to-market gain of $528 thousand during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the QPhoton Warrants have a carrying value of $40.5 million as a liability on the Company’s consolidated balance sheet, an increase of $40.5 million as compared to the Company’s December 31, 2023 consolidated balance sheet, where the QPhoton Warrants had no carrying value as a liability on the Company’s consolidated balance sheet.

Note 11 – Stock-based Compensation

Incentive Plans

The Quantum Computing Inc. 2019 Equity and Incentive Plan, as amended in 2021 (the “2019 Plan”) enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3.0 million shares of common stock, all of which have been issued.

On July 5, 2022, the Board of Directors adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”), which was approved by a majority of the shareholders in September 2022. The 2022 Plan initially provided for the issuance of up to 16 million shares of the Company’s common stock and includes provisions for annual automatic evergreen increases of 1,000,000 shares of common stock. As of December 31, 2024, the total number of shares of our common stock reserved for issuance under the 2022 Plan is 18 million and a total of 13 million shares and options were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the year ended December 31, 2024 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2023	9,165	3.51	4.2
Granted	5,340	1.38	5.0
Forfeited	(662)	4.41	-
Balance as of December 31, 2023	13,843	$2.64	3.7
Granted	830	0.92	5.0
Forfeited	(1,690)	4.14	-
Balance as of December 31, 2024	12,983	$2.34	2.9

Vested and exercisable as of December 31, 2023	8,803	3.21	3.4
Vested and exercisable as of December 31, 2024	9,646	$2.66	2.7

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Exercise price	$0.46 – 1.12	$0.85 – 1.84
Risk-free interest rate	4.2 – 5.2%	4.7 – 5.0%
Expected volatility	90 – 105%	98 – 137%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

The following table summarizes the exercise price range as of December 31, 2024 (in thousands):

Exercise Price	Outstanding Options	Exercisable Options
$ 0.00 – 1.00	230	122
$ 1.00 – 2.00	5,803	2,928
$ 2.00 – 3.00	5,879	5,525
$ 3.00 – 6.00	38	38
$ 6.00 – 8.00	683	683
$ 8.00 – 12.00	350	350
	12,983	9,646

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $0.92 per share and $1.38 per share, respectively. As of December 31, 2024, total unrecognized compensation cost related to common stock options was $3.1 million, which is expected to be recognized over a period of 3.0 years.

Restricted Stock

As of December 31, 2024, there were 1.3 million shares of the Company’s common stock issued and unvested that had been awarded as stock-based compensation under the 2022 Plan. The following table summarizes the Company’s activity for restricted stock tied to vesting schedules for the year ended December 31, 2024 (in thousands):

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	50	$5.70
Granted	2,429	1.36
Vested	(1,046)	1.48
Forfeited	(24)	1.28
Unvested as of December 31, 2023	1,409	$1.42
Granted	904	1.58
Vested	(1,049)	1.82
Unvested as of December 31, 2024	1,264	$1.20

Stock-based compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended
	December 31,
	2024	2023
Research and development	$4,024	$2,080
Selling and marketing	301	(279)
General and administrative	1,457	2,470
Total stock-based compensation	$5,782	$4,271

For the years ended December 31, 2024 and 2023, the consolidated statement of stockholders’ equity was lower by $1.5 million and $33 thousand, respectively, as compared to the consolidated statement of cash flows for timing differences between award dates and the realization of stock-based compensation expense.

In terms of new issuances, the Company issued 995 thousand shares of the Company’s common stock to employees in the year ended December 31, 2024 (the “2024 SBC Awards), as compared to 2.3 million in the year ended December 31, 2023 (the “2023 SBC Awards”).

The 2024 SBC Awards included 218 thousand such shares issued to former executives per their respective employment and separation agreements (the “Separation Agreement Shares”) and 777 thousand such shares issued as performance and incentive awards, which included 727 thousand shares of the Company’s common stock issued to 30 employees as payment in lieu of cash for 2023 performance bonuses (the “2024 Performance Incentive Shares”) and 50 thousand shares of common stock as retention bonuses to five employees identified as key technical staff (the “2024 Retention Incentive Shares”). The 2024 Performance Incentive Shares are restricted with the following vesting schedule: one-half vested on December 31, 2024 and one-half will vest on December 31, 2025. The 2024 Retention Incentive Shares are restricted and vested on December 31, 2024.

The Company recognized $197 thousand and $815 thousand, respectively, of stock-based compensation expense during the year ended December 31, 2024 in conjunction with the Separation Agreement Shares and 2024 Retention Incentive Shares, and does not expect future expense related to these issuances as they are fully vested. In conjunction with the 2024 Performance Incentive Shares, the Company recognized $244 thousand of stock-based compensation expense during the year ended December 31, 2024, and expects future expense related to these offerings to total $244 thousand in the year ending December 31, 2025.

The 2023 SBC Awards included 854 thousand shares of the Company’s common stock issued to 35 employees as payment in lieu of cash for 2022 performance bonuses (the “2023 Performance Incentive Shares”) and 1.5 million shares of the Company’s common stock as long-term incentive bonuses to five employees identified as key technical staff (the “2023 Retention Incentive Shares”). The 2023 Performance Incentive Shares are restricted and vested in equal halves on each of December 31, 2023 and 2024. As of December 31, 2024, the Company canceled 23,600 of the issued shares that were forfeited by employees no longer with the Company and does not expect future expense related to these offerings as they are fully vested. The 2023 Retention Incentive Shares are restricted and vest annually in equal amounts over a five-year period as follows: 20% vested or will vest on each December 31 of 2023, 2024, 2025, 2026 and 2027, subject to the grantee continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In conjunction with the 2023 Performance Incentive Shares, the Company recognized $462 thousand of stock-based compensation expense during the year ended December 31, 2024 and does not expect future expense related to these offerings as they are fully vested. In conjunction with the 2023 Retention Incentive Shares, the Company recognized $533 thousand and $320 thousand, respectively, of stock-based compensation expense during the years ended December 31, 2024 and 2023, and expects future expense related to these offerings to total $1.3 million over the remaining vesting periods.

Stock-based compensation for services

The Company recognized $23 thousand and $284 thousand, respectively, during the years ended December 31, 2024 and 2023 in stock-based compensation for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted. For the years ended December 31, 2024 and 2023, the statement of stockholders’ equity was higher by $114 thousand and $2.2 million, respectively, as compared to the statement of cash flows for timing differences between award dates and the realization of stock-based compensation for services expense.

In terms of issuances, the Company issued 142 thousand shares of the Company’s common stock to various consultants for market and media advisory services in the year ending December 31, 2024, as compared to 1.6 million shares of the Company’s common stock in the year ending December 31, 2023 (the “2023 Advisor Shares”). The Company issued 1.5 million of the 2023 Advisor Shares to a consultant who served as an advisor on the QPhoton Merger (the “QPhoton Advisor Shares”), comprised of 750 thousand such shares to Draper, Inc. and 750 thousand such shares to Carriage House Capital, Inc, and issued 75 thousand of the 2023 Advisor Shares to FMW Media Works as compensation for services rendered in support of marketing and communications. For the QPhoton Advisor Shares, the expense was recognized in 2022 at the time of the merger, though the shares were not awarded and issued until 2023.

Note 12 – Related Party Transactions

There were no related party transactions during the years ended December 31, 2024 and 2023.

Note 13 – Operating Leases

As of December 31, 2024, the Company has use of space in three different locations, Hoboken, NJ, Tempe, AZ, and Arlington, VA, under lease or membership agreements, which expire at various dates through November 30, 2028. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2024 (in thousands):

Year	Lease Payments Due
2025	$437
2026	591
2027	515
2028	212
Total minimum payments	1,755
Less: imputed interest	(136)
Present value of operating lease liabilities	1,619
Less: current portion included in other current liabilities	(438)
Long-term operating lease liabilities	$1,181

Other information related to operating lease liabilities consists of the following:

	Year Ended December 31,
	2024	2023

Cash paid for operating lease liabilities	$385	$411
Weighted average remaining lease term in years	3.3	3.7
Weighted average discount rate	10%	10%

Note 14 – License Agreement – Stevens Institute of Technology

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

Consideration for the agreement

As consideration for the license and other rights granted under the agreement, QPhoton agreed to pay the following: (i) $35 thousand within 30 days of execution of the agreement, (ii) $28 thousand within 30 days of each annual anniversary of the effective date, (iii) equity in the Company equivalent to 9.0% of the membership units of the Company within 30 days of the execution of the agreement, and (iv) royalties of 3.5% of the Net Sales Price of each licensed product sold or licensed by the Company during the quarter then-ended, for which it also received payment, concurrent with the delivery of the relevant quarterly report.

As of December 31, 2024, the Company has begun to commercialize some of the licensed technology, though the Company has not recorded any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 15 – Subsequent Events:

On January 7, 2025, the Company entered into securities purchase agreements (the “January SPAs”) pursuant to which the Company agreed to issue, in a private placement (the “January Private Placement”), an aggregate of 8,163,266 shares (the “January Placement Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $12.25 per share. The January SPAs required the Company to file a registration statement registering the resale of the January Placement Shares by January 24, 2025. The Company’s Registration Statement on Form S-1 (File No. 333-284416), to register resale of the the shares sold in this offering was filed on January 22, 2025 and became effective on February 3, 2025. The January Private Placement resulted in gross proceeds of approximately $100 million before deducting placement agent commissions and other offering expenses. The closing of the January Private Placement took place on January 9, 2025, following the satisfaction of customary closing conditions.

Pursuant to the January SPAs, the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period of 75 days after the closing date of the January Private Placement, subject to certain customary exceptions, without the consent of the January SPAs purchasers and the January Placement Agent, as defined below.

The Company also entered into a placement agency agreement with Titan (the “January Placement Agent”), dated January 7, 2025, pursuant to which the January Placement Agent will act as the exclusive placement agent for the Company in connection with the January SPAs. The Company agreed to pay the January Placement Agent a cash fee of 6% of the gross proceeds from the January SPAs and to issue to the January Placement Agent (or its designees) 326,531 five-year warrants (representing 4% of the securities sold in the Placement), which will be exercisable beginning on July 6, 2025, and have an initial exercise price per share of the Company’s common Stock of $14.0875. In addition, the Company agreed to reimburse the January Placement Agent for up to $100,000 of its fees and expenses in connection with the January SPAs.

As a condition of the January SPAs, the Company’s directors and executive officers entered into Lock-Up Agreements with the Company pursuant to which they agreed for a period of 60 days after the closing date of the January SPAs, subject to certain exceptions, not to directly or indirectly offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position with respect to, any shares of the Company’s common stock or securities convertible, exchangeable or exercisable into the Company’s common stock, that they beneficially own, hold, or thereafter acquire, or make any demand for or exercise any right or cause to be filed a registration, including any amendments thereto, with respect to the registration of any the Company’s common stock or common stock equivalents or publicly disclose the intention to do any of the foregoing.

On January 28, 2025, the Delaware Chancery Court reassigned the BV Advisory appraisal action from Vice Chancellor Glasscock (following his retirement on January 15, 2025) to Vice Chancellor Bonnie David, effective as of that date.

On January 31, 2025, the Company filed a complaint in Delaware Chancery Court against BV Defendants (BV Advisory and its principal Keith Barksdale) asserting claims for defamation, breach of contract, conversion, aiding and abetting conversion, and misappropriation of trade secrets based on the BV Defendants’ unauthorized possession and dissemination of certain of the Company’s confidential and privileged documents. The Company seeks, among other relief, injunctive relief and damages. On February 11, 2025, the Court granted the Company’s motion for temporary restraining order and instructed the parties to negotiate an expedited case schedule. On February 13, 2025, the Court entered a stipulated case schedule that set a trial for April 8 and 9, 2025 on the Company’s claims for conversion, aiding and abetting conversion, and misappropriation of trade secrets.

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations. To date the New Jersey District Court has not certified a class or designated a lead plaintiff. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims asserted.

In February 2025, the Company entered into arbitrations with two former consultants (two individuals) regarding forfeiture of stock options. The Company had issued stock options to the consultants in 2020 and 2021 and terminated the former consultants’ agreements in March 2024, at which time the Company informed the former consultants that any vested options had to be exercised within three months of the termination date, per the 2019 Plan and the 2022 Plan. The former consultants did not exercise their vested options, and the options were duly forfeited. In December 2024, the former consultants claimed that they still retained the right to exercise the options, which the Company rejected. The Company believes these claims are without merit and intends to defend itself vigorously.

There are no other events of a subsequent nature that in management’s opinion are reportable.