Form 10-Q
period 2025-03-31
Quantum Computing Inc.
filed 2025-05-15
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

As of May 15, 2025, there were 140,903,536 shares of the registrant’s common stock outstanding.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUANTUM COMPUTING INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$166,429	$78,945
Accounts receivable, net	20	27
Inventory	131	18
Prepaid expenses and other current assets	660	161
Total current assets	167,240	79,151
Property and equipment, net	9,976	8,212
Operating lease right-of-use assets	1,419	1,522
Intangible assets, net	8,196	8,972
Goodwill	55,573	55,573
Other non-current assets	129	129
Total assets	$242,533	$153,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,022	$1,372
Accrued expenses	647	2,134
Deferred revenue	83	79
Other current liabilities	990	974
Total current liabilities	3,742	4,559
Derivative liability	16,902	40,532
Operating lease liabilities	1,062	1,181
Total liabilities	21,706	46,272
Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; 3,080 thousand shares of Series B Preferred Stock authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 250,000 thousand shares authorized; 137,322 thousand and 129,012 thousand shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14	13
Additional paid-in capital	404,313	307,756
Accumulated deficit	(183,500)	(200,482)
Total stockholders’ equity	220,827	107,287
Total liabilities and stockholders’ equity	$242,533	$153,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Total revenue	$39	$27
Cost of revenue	26	16
Gross profit	13	11
Operating expenses
Research and development	2,985	2,220
Sales and marketing	672	451
General and administrative	4,642	3,659
Total operating expenses	8,299	6,330
Loss from operations	(8,286)	(6,319)
Non-operating income (expense)
Interest and other income	1,696	38
Interest expense	(58)	(155)
Change in fair value of warrant liabilities	23,630	-
Income (loss) before income tax provision	16,982	(6,436)
Income tax provision	-	-
Net income (loss) attributable to common stockholders	16,982	(6,436)

Earnings (loss) per share:
Basic	$0.13	$(0.08)
Diluted	$0.11	$(0.08)
Weighted average shares used in computing net income (loss) per common share:
Basic	135,217	81,934
Diluted	153,006	81,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	129,012	$13	$307,756	$(200,482)	$107,287
Issuance of shares for cash	8,163	1	93,635	-	93,636
Issuance of shares related to exercise of warrants	6	-	12	-	12
Stock-based compensation	-	-	2,892	-	2,892
Stock-based compensation for services	-	-	18	-	18
Issuance of shares related to stock option exercises	141	-	-	-	-
Net income	-	-	-	16,982	16,982
Balances, March 31, 2025	137,322	$14	$404,313	$(183,500)	$220,827

	Three Months Ended March 31, 2024
		Series A				Additional		Total
	Mezzanine	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	$-	1,490	$-	77,451	$8	$200,635	$(131,940)	$68,703
Issuance of shares for cash	-	-	-	13,603	1	12,201	-	12,202
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)		(8,195)
Repurchase of redeemable shares	(455)	(83)	-	-	-	-	-	-
Stock-based compensation	-	-	-	218	-	1,212	-	1,212
Stock-based compensation for services	-	-	-	73	-	114	-	114
Net loss	-	-	-	-	-	-	(6,436)	(6,436)
Balances, March 31, 2024	$7,740	1,407	$-	91,345	$9	$205,967	$(138,376)	$67,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows used in operating activities:
Net income (loss)	$16,982	$(6,436)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and intangibles amortization	975	844
Amortization of issuance costs	-	138
Change in fair value of warrant liability	(23,630)	-
Provision for credit losses	-	7
Stock-based compensation expense	1,387	1,226
Stock-based compensation expense for services	18	59
Changes in operating assets and liabilities
Accounts receivable	7	33
Inventories	(113)	(82)
Prepaid expenses and other current assets	(499)	(86)
Other non-current assets	-	65
Accounts payable	650	219
Deferred revenue	4	8
Accrued expenses and other current liabilities	(196)	222
Other long-term liabilities	(16)	(65)
Net cash used in operating activities	(4,431)	(3,848)

Cash flows used in investing activities:
Purchase of property and equipment	(1,733)	(1,579)
Net cash used in investing activities	(1,733)	(1,579)

Cash flows from financing activities:
Payments of financial liabilities	-	(2,063)
Series A preferred stock dividend payments	-	(215)
Repurchase of Series A preferred stock	-	(455)
Proceeds from exercise of warrants	12	-
Proceeds from issuance of common stock	93,636	12,202
Net cash provided by financing activities	93,648	9,469

Net increase in cash and cash equivalents	87,484	4,042
Cash and cash equivalents, beginning of period	78,945	2,059
Cash and cash equivalents, end of period	$166,429	$6,101

Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$31
Non-cash investing and financing activities:
Reclassification of Series A preferred stock to mezzanine equity	$-	$8,195
Common stock awards issued related to employee bonuses	$1,486	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

The leading application of our quantum offerings today is our Entropy Quantum Computing (“EQC”). Our longer-term product development plan is to migrate the EQC’s current design, as well as other product designs based on discrete components, to a set of TFLN optical integrated circuits (“TFLN Optical Chips”) built on TFLN wafers.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. We have not achieved a level of sales adequate to support the Company’s cost structure. The Company has historically incurred losses and negative cash flows from operations. During the three months ended March 31, 2025, the Company issued 8.2 million shares of common stock for net proceeds of $93.6 million. As of March 31, 2025, the Company had cash and cash equivalents on hand of $166.4 million, an accumulated deficit of $183.5 million, and working capital of $163.5 million. As a result, the Company has adequate cash and cash equivalents on hand to meet its obligations over the next 12 months.

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

Furthermore, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Segments

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses condensed consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses, such as employee wages and benefits at a consolidated level, to manage the Company’s operations and strategic growth initiatives. Other segment items include interest and other income, interest expense, change in fair value of warrant liabilities and other operational expenses which are reflected in the condensed consolidated statements of operations.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of March 31, 2025 and December 31, 2024, the Company had $165.5 million and $78.9 million, respectively, in cash equivalents invested in mutual funds. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The revenue the Company has recognized in the three months ended March 31, 2025 and 2024 were solely derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

The Company disaggregates revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the shipping location of the customer. All revenue for the three months ended March 31, 2025 and 2024 was over time and recognized in the Americas.

Accounts Receivable

Accounts receivable consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish a provision for credit losses, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. The customer accounts receivable as of March 31, 2025 and 2024 are considered fully collectible and thus the Company has not recorded a provision for credit losses.

Loan Receivable

In 2023, the Company entered into a note purchase agreement with a private company for a loan receivable for an aggregate principal amount of $500 thousand. The Company periodically assesses the balance for expected credit losses based on historical experience, current conditions and reasonable and supporting forecasts. As a result of this evaluation, the Company determined that the loan receivable was not collectible during the year ended December 31, 2024 and there is no carrying value of the loan receivable as of March 31, 2025 or December 31, 2024.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, and the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our operating leases are comprised of office space leases, and as of March 31, 2025 and December 31, 2024, we had no finance leases.

Valuation of Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of March 31, 2025, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

During the three months ended March 31, 2025 and 2024, the Company did not record any impairment from long-lived assets.

Fair Value of Financial Instruments

The carrying amount of certain financial instruments held by the Company, such as accounts receivable, contract assets and liabilities, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. The carrying amount of the liabilities for the convertible preferred stock warrants represent their fair value. The carrying amounts of the Company’s borrowings and lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of March 31, 2025 and December 31, 2024, the Company had $165.5 million of the $166.4 million cash and cash equivalents and $78.9 million of the $78.9 million cash and cash equivalents, respectively, in Level 1 assets, comprised of U.S. Government mutual funds, and $16.9 million and $40.5 million, respectively, for Level 3 liabilities, which are comprised of warrant liabilities. See Note 10, Capital Stock – Warrants, for a full discussion of the warrant liability.

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

Stock-based Compensation

Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, accounting for actual vesting forfeitures as they occur. We utilize the Black-Scholes pricing model in order to determine the fair value of stock-based option awards. The Black-Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the “If-Converted” method), unless the effect of such issuances would have been anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$16,982	$(6,436)
Net income (loss) attributable to common stockholders	$16,982	$(6,436)

Denominator:
Weighted average outstanding shares of common share - basic	135,217	81,934
Earnings (loss) per common share – basic	$0.13	$(0.08)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$16,982	$(6,436)
Net income (loss) available to common stockholders	$16,982	$(6,436)

Denominator:
Weighted average common shares outstanding - basic	135,217	81,934
Effect of dilutive securities	17,789	-
Weighted average common shares outstanding - diluted	153,006	81,934
Earnings (loss) per common share – diluted	$0.11	$(0.08)

Net income (loss) per share is based on the weighted average number of the Company’s common shares and common share equivalents outstanding during the period.

For the three months ended March 31, 2025, the following table sets forth the dilutive securities included in diluted earnings per share (in thousands):

Three Months Ended March 31,
2025
Warrants	3,523
Options	13,002
Unvested restricted common stock	1,264
Total potentially dilutive shares	17,789

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. Due to a net loss in the three months ended March 31, 2024, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the period that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

Three Months Ended March 31,
2024
Warrants	2,918
Options	13,476
Unvested restricted common stock	1,499
Total potentially dilutive shares	17,893

As all potentially dilutive securities are anti-dilutive as of March 31, 2024, diluted net loss per share is the same as basic net loss per share.

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

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under ASU 2023-09, entities are required to uniformly classify and present greater disaggregation of information in the rate reconciliation and income taxes paid. ASU 2023-09 is intended to benefit users of the consolidated financial statements by improving transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024 for public companies. The standard did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3. Segment Reporting

The Company operates as one operating segment as its CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. In addition to condensed consolidated net loss, our CODM reviews and utilizes natural expenses, such as employee wages and benefits at a consolidated level, to manage the Company’s operations and strategic growth initiatives. The following table presents segment information of revenue, significant expenses and net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$39	$27
Less:
Salaries and employee related costs	3,245	2,213
Stock-based compensation	1,405	1,285
Rent and facilities	233	163
Professional services and legal fees	1,532	869
Technology & IT costs	452	239
Other sales and marketing costs	265	187
Depreciation and amortization expense	975	844
Other operational expenses	218	546
Operating loss	(8,286)	(6,319)
Other income (expense)
Interest expense	(58)	(155)
Interest and other income	1,696	38
Gain on change in fair value of warrant liabilities	23,630	-
Segment and net loss	$16,982	$(6,436)

Note 4. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2025, the Company has a valuation allowance against all of its net deferred tax assets.

The total effective tax rate was approximately 0% for the three months ended March 31, 2025 and 2024.

For each of the three months ended March 31, 2025 and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Company did not pay any state tax during the quarter.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2018 through present.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $264 thousand of uncertain tax positions as of March 31, 2025, all of which are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Note 5. Intangible Assets, net

As a result of the merger with QPhoton in June 2022 (the “QPhoton Merger”), the Company has the following amounts related to intangible assets (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(3,070)	$181	$3,251	$(2,800)	$451
Website domain name and trademark	1,009	(572)	437	1,009	(521)	488
Technology and licensed patents	12,731	(5,153)	7,578	12,731	(4,698)	8,033
Total	$16,991	$(8,795)	$8,196	$16,991	$(8,019)	$8,972

The amortization expense of the Company’s intangible assets for the three months ended March 31, 2025 and 2024 was approximately $776 thousand. The Company expects future amortization expense to be the following (in thousands):

Amortization
2025 (remaining nine months)	$1,696
2026	2,021
2027	1,903
2028	1,819
2029	757
Total	$8,196

Note 6. Property and Equipment, net

The Company’s property and equipment are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	March 31, 2025	December 31, 2024
Computer and laboratory equipment	$9,051	$8,438
Network equipment	29	29
Furniture and fixtures	42	37
Software	80	77
Leasehold improvements	1,939	597
Total cost of property and equipment	11,141	9,178
Accumulated depreciation	(1,165)	(966)
Property and equipment, net	$9,976	$8,212

The approximate $2.0 million increase in property and equipment is primarily driven by expenditures in establishing the AZ Chips Facility, including leasehold improvements and purchases of laboratory and manufacturing equipment.

The Company recorded depreciation expense of $199 thousand and $68 thousand during the three months ended March 31, 2025 and 2024, respectively, using useful lives of the Company’s long-lived assets as follows:

Estimated Useful Life (Years)
Computer and laboratory equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lessor of lease term or 5

$7.2 million of property and equipment for the AZ Chips Facility are being placed in service on April 1, 2025 and hence have not started depreciation as of March 31, 2025.

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense. There were no significant gains or losses in the three months ended March 31, 2025 and 2024, respectively.

Note 7. Operating Leases

As of March 31, 2025, the Company has use of space in three different locations, Hoboken, NJ, Tempe, AZ, and Arlington, VA, under lease or membership agreements, which expire at various dates through November 30, 2028. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of March 31, 2025 (in thousands):

Year	Lease Payments Due
2025 (remaining nine months)	266
2026	591
2027	515
2028	212
Total minimum payments	1,584
Less: imputed interest	(69)
Present value of operating lease liabilities	1,515
Less: current portion included in other current liabilities	(453)
Long-term operating lease liabilities	$1,062

Other information related to operating lease liabilities consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Cash paid for operating lease liabilities	$171	$66
Weighted average remaining lease term in years	3.1	3.5
Weighted average discount rate	10%	10%

Note 8. Financial Liabilities

The Company has no financial and derivative liabilities, nor accrued interest, as of March 31, 2025 and 2024.

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

Beginning on March 23, 2023, Streeterville had the right to redeem up to $750 thousand of the outstanding balance of the Streeterville Unsecured Note per month (“Redemption Amount”) by providing written notice to the Company (“Redemption Notice”). The Company paid the applicable Redemption Amount in cash to Streeterville within three trading days of the Company’s receipt of any such Redemption Notice. As of March 1, 2024, Streeterville had redeemed the full principal amount of the Streeterville Unsecured Note. As of March 31, 2024, there was no outstanding balance and the Company has no further obligations with respect to the Streeterville Unsecured NPA or Streeterville Unsecured Note.

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

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our condensed consolidated financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that condensed consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

See Part II, Item 1, Legal Proceedings, in this Form 10-Q for additional details on the status of motions on the following proceedings.

BV Advisory v. QCi Breach Lawsuit

At the time of the QPhoton Merger in June 2022, QPhoton had an outstanding balance of principal and interest due to BV Advisory based on a note purchase agreement that QPhoton had entered into with BV Advisory on March 1, 2021 (the “BV Note Purchase Agreement”). Accordingly, the Company has recorded an estimated payable (the “BV Advisory Payable”), recognized as other current liabilities on the condensed consolidated financial statements, based on best available information in the amount of $536 thousand as of December 31, 2024 and 2023.

On August 16, 2022, BV Advisory filed a complaint in Delaware Chancery Court naming the Company and certain of its directors and officers (among others) as defendants seeking, among other relief, monetary damages for an alleged breach of the BV Note Purchase Agreement. During the year ended December 31, 2024, BV Advisory’s other claims were dismissed by the Delaware Chancery Court and BV Advisory transferred its claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. The Company believes that BV Advisory’s claims have no merit and intends to defend itself vigorously. BV Advisory’s claims are not covered by the Company’s liability insurance, nor does the Company believe it is necessary to accrue an amount in addition to the BV Advisory Payable at this time.

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

Accordingly, as of March 31, 2025 and December 31, 2024, the Company had neither issued 2,957,251 shares of the Company’s common stock on an as converted basis (the “Unissued QPhoton Shares”) nor 702,834 warrants to purchase shares of the Company’s common stock (the “Unissued QPhoton Warrants”) that were included in the Merger Consideration. The Unissued QPhoton Shares are included in the condensed consolidated statement of stockholder’s equity as additional paid in capital as of March 31, 2025 and December 31, 2024, and the Unissued QPhoton Warrants have a carrying value of $16.9 million and $40.5 million as a liability on the Company’s condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

Note 10. Capital Stock

Authorized Classes of Stock

As of March 31, 2025, the Company’s Board of Directors has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as Series A preferred stock, par value $0.0001 per share, none of which are issued and outstanding at March 31, 2025 and December 31, 2024. The Board has also authorized 3,079,864 shares of preferred stock as Series B preferred stock, par value $0.0001 per share, none of which are issued and outstanding at March 31, 2025 and December 31, 2024.

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

The Preferred Warrants were two-year warrants to purchase shares of the Company’s common stock at an exercise price of $7.00 per share, subject to adjustment, and as of December 31, 2023, all of the Preferred Warrants had expired unexercised.

In connection with the Purchase Agreement, the Company and the Series A Investors entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which on April 27, 2022 the Company filed a Registration Statement on Form S-3 to register the resale of the shares of common stock as required by the Registration Rights Agreement. The Form S-3 went effective on June 2, 2022.

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Series A Redemption Agreement”) with the current holders (the “Series A Holders”) of its Series A Preferred Stock. Accordingly, $8.125 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s condensed consolidated balance sheet as of March 31, 2024, in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”. The Mezzanine Equity is valued at the date of the Private Placement issuance. Pursuant to the Series A Redemption Agreement, the Company agreed to redeem all outstanding shares of the Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments (each a “Monthly Redemption Threshold” payment). In addition, the Series A Holders agreed to waive (the “Waivers”), on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Preferred Stock Certificate of Designation (the “Preferred Stock COD”), including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock Securities Purchase Agreement (the “Preferred Stock SPA”). As of December 31, 2024 and during the three months ended March 31, 2025, there were no shares of Series A Preferred Stock outstanding. During the three months ended March 31, 2024, the Company redeemed 82,783 shares of Series A Preferred Stock for approximately $455 thousand, in cash paid to the Series A Holders. There were no shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024.

At-the-Market-Facility

On October 28, 2022, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, which was declared effective on November 8, 2022 (the “2022 shelf”). Under the 2022 Shelf at the time of effectiveness, the Company had the ability to raise up to $100 million by selling common stock, preferred stock, debt securities, warrants and units. On December 5, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) whereby the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock (the “ATM Facility”), and incorporated the ATM Agreement into the 2022 Shelf by amendment that was declared effective January 10, 2023. On August 17, 2023, the Company and Ascendiant entered into an amendment (the “ATM Amendment”) to the ATM Agreement, increasing the amount of common stock that the Company could offer and sell via the ATM Facility from $25 million to $50 million (the “ATM Upsize”). Following the ATM Upsize, the Company filed a prospectus supplement, dated August 18, 2023, with the Securities and Exchange Commission and became able to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $27,362,717 via the ATM Facility.

The Company did not sell any shares through the ATM Facility for the three months ended March 31, 2025, and for the three months ended March 31, 2024, the Company sold 13,602,940 shares of the Company’s common stock through the ATM Facility at an average price of $0.92, from which the Company received net proceeds of $12.2 million.

Private Placement Offering

On January 7, 2025, the Company entered into securities purchase agreements (the “January SPAs”) for a private placement offering (the “January Private Placement” to sell an aggregate of 8,163,266 shares (the “January Placement Shares”) of the Company’s common stock at a purchase price of $12.25 per share. The January SPAs closed on January 9, 2025, and resulted in gross proceeds of $100 million before deducting placement agent commissions and other offering expenses of $6.4 million. Furthermore, the Company filed a registration statement registering the resale of the January Placement Shares on January 2, 2025, which went effective February 3, 2025.

In conjunction with the January SPAs, the Company also entered into a placement agency agreement with Titan (the “January Placement Agent”), dated January 7, 2025, pursuant to which the January Placement Agent acted as the exclusive placement agent for the Company in connection with the January SPAs. The Company agreed to pay the January Placement Agent a cash fee of 6% of the gross proceeds from the January SPAs and to issue to the December Placement Agent (or its designees) 326,531 five-year warrants (representing 4% of the securities sold in the Offerings), which will be exercisable beginning on July 6, 2025, and have an initial exercise price per share of the Company’s common stock of $14.0875. In addition, the Company agreed to reimburse the January Placement Agent for up to $100,000 of its fees and expenses in connection with the January SPAs.

The total amount of net proceeds raised for the three months ended March 31, 2025 and 2024 was $93.6 million and $12.2 million, respectively.

Warrants

The table below summarizes the warrants outstanding at March 31, 2025 (in thousands, except exercise price data):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171	(156)	-	15
June 16, 2022	May 9, 2027	$0.0001	6,325	-	(4,121)	2,204
November 18, 2024	November 18, 2029	$2.875	800	-	-	800
December 12, 2024	December 12, 2029	$5.75	500	-	-	500
January 9, 2025	January 9, 2030	$14.0875	327	-	-	327

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

In connection with the QPhoton Merger on June 16, 2022, the Company issued 6.3 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of March 31, 2025, 2.1 million of the QPhoton Warrants (the “In-the-Money QPhoton Warrants) of the 2.2 million outstanding QPhoton Warrants are expected to be exercised as the exercise prices of the Underlying Options associated with the In-the-Money QPhoton Warrants are below the closing of the Company’s bid stock price of $8.00 per share as of March 31, 2025. The 6.3 million issued warrants represent a portion of the 7.0 million warrants included in the Merger Consideration, having been received by two QPhoton shareholders. A third alleged shareholder rejected the Merger Consideration and commenced litigation, and to date that litigation has not been resolved and the associated 702,834 warrants have not been issued, of which 457,926 would have been canceled to date due to forfeitures of Underlying Options. See Part I, Item 3, Legal Proceedings, for additional information on the status of the litigation.

As of March 31, 2025, of the 6.3 million QPhoton Warrants issued, approximately 65% have been forfeited because the corresponding Underlying Options had expired or been forfeited. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants issued on June 16, 2022, are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock, then accounts for changes period-over-period by realizing a mark-to-market gain or loss for the period. Due to the difference between the exercise price and the market value of the Company’s stock as of the balance sheet dates and the probability of the underlying options and warrants being exercised are the only significant inputs in the valuation of the warrant liability. The market value of the Company’s stock was $8.00 per share and $16.55 per share as of March 31, 2025 and December 31, 2024, respectively (the “Balance Sheet Date Stock Prices”), and the probability of exercise was determined based on whether the exercise price of the underlying options and warrants was above or below the Balance Sheet Date Stock Prices, resulting in the QPhoton Warrants being out-of-the-money or in-the-money, respectively. Accordingly, the Company recognized a mark-to-market gain of $23.6 million during the three months ended March 31, 2025 and no mark-to-market gain or loss during the three months ended March 31, 2024. As of March 31, 2025, the QPhoton Warrants have a carrying value of $16.9 million as a liability on the Company’s condensed consolidated balance sheet, a decrease of $23.6 million as compared to the Company’s December 31, 2024 consolidated balance sheet mainly due to the Company declining stock price between balance sheet dates.

Note 11. Stock-based Compensation

Incentive Plans

The Quantum Computing Inc. 2019 Equity and Incentive Plan, as amended in 2021 (the “2019 Plan”) enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3.0 million shares of common stock, all of which have been issued.

On July 5, 2022, the Board of Directors adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”), which was approved by a majority of the shareholders in September 2022. The 2022 Plan initially provided for the issuance of up to 16 million shares of the Company’s common stock and includes provisions for annual automatic evergreen increases of 1,000,000 shares of common stock. As of March 31, 2025, the total number of shares of our common stock reserved for issuance under the 2022 Plan is 19.0 million and a total of 16.6 million shares, including 13,743 shares underlying options, were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the three months ended March 31, 2025 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2025	12,983	$2.34	2.9
Granted	950	7.40	4.9
Exercised	(190)	2.22	-
Forfeited	-	-	-
Balance as of March 31, 2025	13,743	$2.69	2.9
Vested and exercisable as of March 31, 2025	9,988	$2.84	2.6

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Exercise price	$4.52 – 8.01	$-
Risk-free interest rate	4.0 – 4.2%	-%
Expected volatility	130 – 138%	-%
Expected dividend yield	0%	-%
Expected life of options (in years)	5.0	-

The following table summarizes the exercise price range as of March 31, 2025 (in thousands):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 – 1.00	230	129
$1.00 – 2.00	5,738	2,906
$2.00 – 3.00	5,779	5,527
$3.00 – 6.00	158	38
$6.00 – 8.00	1,411	1,036
$8.00 – 12.00	427	352
	13,743	9,988

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $7.40 and $1.38 per share, respectively. As of March 31, 2025, total unrecognized compensation cost related to common stock options was $5.7 million, which is expected to be recognized over a period of 2.9 years.

Restricted Stock

As of March 31, 2025, there were 1.3 million shares of the Company’s common stock issued and unvested that had been awarded as stock-based compensation under the 2022 Plan. The following table summarizes the Company’s activity for restricted stock tied to vesting schedules for the year ended December 31, 2024 (in thousands):

	Number Outstanding	Weighted Average Fair Value
Unvested as of December 31, 2024	1,264	$1.20
Granted	-	-
Vested	-	-
Unvested as of March 31, 2025	1,264	$1.20

Stock-based Compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$497	$694
Selling and marketing	60	68
General and administrative	830	464
Total stock-based compensation	$1,387	$1,226

For the three months ended March 31, 2025 and 2024, stock-based compensation on the condensed consolidated statements of stockholders’ equity was higher by $1.5 million and lower by $14 thousand, respectively, as compared to the expense recorded due to timing differences between award dates and the realization of stock-based compensation expense. The net expense of $1.4 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, is attributable to vesting expense recognition.

In terms of new issuances, the Company did not issue any common stock as compensation during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company issued 218 thousand shares of common stock to former executives per their respective employment and separation agreements (the “Separation Agreement Shares”). In conjunction with the Separation Agreement Shares, the Company recognized $197 thousand of stock-based compensation expense during the three months ended March 31, 2024, and does not expect future expense related to these offerings as they are fully vested.

Stock-based Compensation for Services

The Company recognized stock-based compensation expense for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted, in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$6	$-
Selling and marketing	10	-
General and administrative	2	59
Total stock-based compensation	$18	$59

For the three months ended March 31, 2024, stock-based compensation for services on the condensed consolidated statements of stockholders’ equity was higher by $55 thousand, as compared to the expense recorded due to timing differences between award dates and the realization of stock-based compensation expense. There was no difference in stock-based compensation for services on the condensed consolidated statements of stockholders’ equity as compared to the expense recorded for the three months ended March 31, 2025.

The Company did not issue any of the Company’s common stock as compensation for services during the three months ended March 31, 2025 and 2024.

Note 12. Related Party Transactions

There were no related party transactions during the three months ended March 31, 2025 and 2024.

Note 13. License Agreement – Stevens Institute of Technology

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

As of March 31, 2025, the Company has begun to commercialize some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 14. Subsequent Events

On April 11, 2025, Dr. William McGann notified the board of directors of Quantum Computing Inc. (the “Board”) of his decision to retire and resign from his roles as Chief Executive Officer and President of the Company effective May 12, 2025 (the “Separation Date”). In connection with Dr. McGann’s notice, the Company and Dr. McGann entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which the Company agreed to: (i) pay Dr. McGann $420,000, representing 12 months of his base salary, less applicable deductions, payable in equal cash installments on regular payroll dates over the 12-month period following the Separation Date; and (ii) reimburse 100% of premiums for six months of continued health insurance coverage, subject to COBRA election and earlier termination upon other equivalent coverage. The Separation Agreement also provides for a standard mutual release of claims between the Company and Dr. McGann, subject to limited exceptions, and includes standard non-disparagement provisions. Pursuant to the Separation Agreement, Dr. McGann affirmed and acknowledged his continuing obligations including, but not limited to, provisions related to nondisclosure, proprietary information, inventions, noncompetition and non-solicitation, pursuant to his Employment Agreement dated January 3, 2022, as amended February 1, 2024 and December 30, 2024, and Business Protection Agreement dated June 1, 2022, and agreed to abide by his obligations thereunder.

On April 11, 2025, the Board appointed Dr. Yuping Huang to serve as the Company’s Interim Chief Executive Officer and President effective upon the effectiveness of Dr. McGann’s resignation. Dr. Huang, age 45, has served as Chairman of the Board since December 10, 2024 and Chief Quantum Officer since June 16, 2022 and will continue to serve in such positions during his service as Interim Chief Executive Officer and President. Prior to joining the Company, Dr. Huang founded QPhoton, Inc., where he served as Chairman of the Board and Chief Executive Officer from 2020 until its acquisition by the Company on June 16, 2022. QPhoton, Inc. was a development stage company commercializing quantum photonic technology and devices to provide innovative and practical quantum solutions. The Board and Dr. Huang have made no changes to the compensation payable to Dr. Huang in connection with his appointment as Interim Chief Executive Officer of the Company.

On May 6, 2025, a shareholder derivative action (the “May 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, on behalf of the Company as a nominal defendant, in the United States District Court for the District of New Jersey, for alleged related party misconduct and materially false and misleading statements by the named officers and directors. The May 2025 Derivative Action seeks to remedy wrongdoing committed by the named officers and directors. The Company believes that the allegations in the complaint have no merit, intends to vigorously defend against the asserted claims, and does not believe it is necessary to accrue a litigation reserve at this time.

There are no other subsequent events that in management’s opinion are reportable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed Quantum Computing, Inc. (the “Company,” “QCi,” “we,” “our,” and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Our results of operations for the three ended March 31, 2025 and 2024 is as follows (in thousands, except percentages, with non-meaningful percentage changes labeled as “NM”):

	Three Months Ended March 31,
	2025	2024	% Change
Revenue:
Total revenue	$39	$27	44%
Gross profit	13	11	18%
Gross profit margin	33%	41%	(8)%
Operating expenses:
Research and development	2,985	2,220	34%
Sales and marketing	672	451	49%
General and administrative	4,642	3,659	27%
Total operating expenses	8,299	6,330	31%
Income (loss) from operations	(8,286)	(6,319)	31%
Non-operating income and (expense):
Interest and other income	1,696	38	NM
Interest expense, net	(58)	(155)	(63)%
Change in fair value of warrant liabilities	23,630	-	NM
Total non-operating income (expense)	25,268	(117)	NM
Net income (loss)	$16,982	$(6,436)	NM

Revenues

The Company’s revenues consist of (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Services	$39	$27	44%
Products	-	-	-
Total	$39	$27	44%

Revenues for the three months ended March 31, 2025 were $39 thousand compared to $27 thousand for the comparable prior year period, an increase of $12 thousand or 44%. The increase in revenues is primarily due to changes in the number of, size of and level of effort performed on active customer proof-of-concept and research and development services and custom hardware contracts.

Cost of Revenues

Cost of revenues, which consists of direct labor expenses, primarily salary costs for engineering and solutions staff delivering services, and other direct component costs for custom hardware on research and development contracts, was $26 thousand for the three months ended March 31, 2025, compared to $16 thousand for the comparable prior year period, an increase of $10 thousand or 63%. The increase is primarily due to the increases in direct labor expenses and other direct costs required to perform on the contracts during the 2025 periods compared to the prior year periods.

Gross Margin

Gross margin for the three months ended March 31, 2025 was $13 thousand and 33% compared to $11 thousand and 41% for the comparable prior year period, a decrease of $2 thousand and 8% points. The change was nearly entirely the result of a reduction in contractual service revenue where the cost of revenues was defined under the terms of our general professional services obligation. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in significant differences in gross margin between reporting periods.

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2025 and 2024 is set forth in the below tables (in thousands, except percentages). Operating expenses for the three months ended March 31, 2025 increased by $2.0 million primarily as a result of higher general and administrative expenses of approximately $1.0 million and research and development expenses of approximately $800 thousand.

	Three Months Ended March 31,		%
	2025	2024	Change
Research and development	$2,985	$2,220	34%

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

Research and development expenses for the three months ended March 31, 2025 increased compared to the comparable prior year period primarily due to higher headcount and related payroll costs, higher recurring lab equipment and consumables costs, as well as higher depreciation for long-lived laboratory equipment, partially offset by hosting services.

	Three Months Ended March 31,		%
	2025	2024	Change
Sales and marketing	$672	$451	49%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2025 increased primarily due to higher tradeshow and travel-related costs and increased marketing program costs.

	Three Months Ended March 31,		%
	2025	2024	Change
General and administrative	$4,642	$3,659	27%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three months ended March 31, 2025 increased compared to the comparable prior year period primarily due to higher employee- and advisor-related expenses, including stock-based compensation, payroll, bonus and travel expenses, as well as higher legal fees which can vary significantly period-over-period, offset by a decrease in severance expense recognized during the three months ended March 31, 2024, in connection with the Separation Agreement and General Release of the Company’s former CEO, Mr. Robert Liscouski.

Non-operating Income (Expense)

The following table summarizes our non-operating income (expense) for the three months ended March 31, 2025 and 2024 (in thousands, except percentages).

	Three Months Ended March 31%
	2025	2024	Change
Interest and other income	$1,696	$38	NM	%
Interest expense, net	(58)	(155)	(63)%
Change in value of derivative and warrant liabilities	23,630	-	NM
Other income (expense)	$25,268	$(117)	NM

The $25.4 million increase in other income for the three months ended March 31, 2025 compared to the comparable prior year period is primarily the result of gain in the fair value of the QPhoton Warrant liability recognized during the three months ended March 31, 2025.

Interest and other income consists of earned interest on loans receivable and cash and cash equivalents. See Note 2, Significant Accounting Policies – Cash and Cash Equivalents, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information on where the Company maintains its cash balances. The increase for the three months ended March 31, 2025 compared to the comparable prior year periods is primarily due to the Company maintaining higher cash balances in mutual funds and deposit and money market accounts during the 2025 periods compared to the 2024 periods.

Interest expense, net consists of interest on financial liabilities, including payroll-related taxes, amortization of debt issuance costs, and accretion of derivative interest. The decrease in interest expense in the three months ended March 31, 2025 compared to 2024 was attributable to decreased borrowings outstanding under the Streeterville Unsecured Note which was paid-in-full as of March 1, 2024. See Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information.

The gain on change in value of warrant liability is comprised of mark-to-market adjustments for the QPhoton Warrants. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the Company’s closing bid price of $8.00 per share, as defined below. See Note 10, Capital Stock - Warrants, in the accompanying notes to our unaudited condensed consolidated financial statements for additional information on the QPhoton Warrants.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. Through March 31, 2025, the Company has raised $267.8 million through private and public placements of equity and $20.1 million through private placements of convertible promissory notes and other debt for a total of $287.9 million. The Company has no lines of credit or short-term debt obligations outstanding when excluding the remaining debt issuance costs. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. As of March 31, 2025, the Company had cash and cash equivalents of $166.4 million.

Our primary uses of cash are to fund and invest in our operations as we continue to grow our business. We will require a significant amount of cash for continued investment in our Foundry Services offering, including but not limited to any future-identified space for expansion of our AZ Chips Facility, as well as ongoing research and development for our non-linear quantum optical products and photonics chips. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our operating and investing needs through our cash and cash equivalents and, equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. We may, however, be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, bank failures, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our product development and go-to-market efforts. There can be no assurances that the Company will be able to secure additional equity and/or debt investments or achieve an adequate sales level. We believe, however, that the Company’s existing cash and cash equivalents, together with any cash generated from operations and the proceeds from any additional equity or debt issuances will be sufficient to meet the Company’s liquidity needs for at least the next 12 months.

The following table summarizes total consolidated current assets, liabilities and working capital at March 31, 2025, compared to December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024	Change
Current Assets	$167,240	$79,151	$88,089
Current Liabilities	$3,742	$4,559	$(817)
Working Capital (Deficit)	$163,498	$74,592	$88,906

At March 31, 2025, we had working capital of $163.5 million as compared to working capital of $74.6 million at December 31, 2024, an increase of $88.9 million. The increase in working capital is primarily attributable to an increase in cash from the net proceeds of our sales of 8.2 million shares of common stock for an aggregate of $93.6 million in January 2025, offset by the use of cash to pay for operating expenses and capital investments in property and equipment.

Cash Flows

The following table summarizes our cash flow for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,431)	$(3,848)
Net cash used in investing activities	(1,733)	(1,579)
Net cash provided by financing activities	93,648	9,469
Net increase in cash and cash equivalents	$87,484	$4,042

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $4.4 million and $3.9 million, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock-based compensation, mark-to-market valuation adjustments on financial liabilities, and depreciation and amortization.

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $1.7 million and $1.6 million, respectively, and was attributable to our purchase of computer hardware, laboratory and TFLN Chips manufacturing equipment. The increase in investment in the 2025 period is primarily due to the purchase of additional equipment in connection with establishing the Company’s AZ Chip Facility.

Net cash provided by financing activities was $93.6 million and $9.5 million, respectively, for the three months ended March 31, 2025 and 2024. Cash flows provided by financing activities during the three months ended March 31, 2025 were primarily attributable to proceeds from our stock issuances in January 2025.

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

Fair Value of Warrant Liabilities and Derivatives

Determining the fair market value of the QPhoton Warrants, which were included in the merger consideration paid to the stockholders of QPhoton (the “QPhoton Merger Consideration”), is a critical accounting estimate. The QPhoton Warrants are comprised of warrants to purchase up to 7,028,337 shares of the Company’s common stock at an exercise price of $0.0001 per share (the “QPhoton Warrants”) and are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 are exercised. The Merger Consideration for shareholders Yuping Huang and The Trustees of the Stevens Institute of Technology was issued in 2022. A third alleged shareholder, BV Advisory, rejected the Merger Consideration and commenced litigation in Delaware Chancery Court (see Note 9, Contingencies – Legal Proceedings, in this Form 10-Q for additional information and Item 1, Legal Proceedings, in this Form 10-Q for a full discussion), and to date that litigation has not been resolved. Accordingly, as of March 31, 2025 and 2024, we had only issued 6,325,503 of the QPhoton Warrants. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock, then accounts for changes period-over-period by realizing a mark-to-market gain or loss for the period.

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

Provision for Income Tax

The Company’s effective tax rate is 0% for income tax for the three months ended March 31, 2025 and the Company expects that its effective tax rate for the full FY25 year will be 0%. Based on the weight of available evidence, including net cumulative losses and expected future losses, the Company has determined that it is more likely than not that it U.S. federal and state deferred tax assets will not be realized and therefore a full valuation allowance has been provided on the U.S. federal and state net deferred tax assets.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change net operating loss (NOL) carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code. Generally, U.S. state laws have laws similar to Internal Revenue Code Section 382. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforward before utilization.

The Company files U.S. federal and state income tax returns. The Company is not currently subject to any income tax examinations. The Company has net operating loss carryovers dating back to the December 2018 year (inception), which generally allows all tax years starting taxable year 2018 to remain open to income tax examinations.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

QCi v. BV Advisory Injunction Lawsuit

On January 31, 2025, the Company filed a complaint in Delaware Chancery Court against BV Defendants (BV Advisory and its principal Keith Barksdale) asserting claims for defamation, breach of contract, conversion, aiding and abetting conversion, and misappropriation of trade secrets based on the BV Defendants’ unauthorized possession and dissemination of certain of the Company’s confidential and privileged documents. The Company seeks, among other relief, injunctive relief and damages. On February 11, 2025, the Court granted the Company’s motion for temporary restraining order and instructed the parties to negotiate an expedited case schedule. On February 13, 2025, the Court entered a stipulated case schedule that set a trial for April 8 and 9, 2025 on the Company’s claims for conversion, aiding and abetting conversion, and misappropriation of trade secrets. On March 19, 2025 the Court granted the Company’s motion to vacate the scheduling order to allow the parties additional time for completion of discovery. The parties are currently engaged in discovery, and the Company does not believe it is necessary to accrue a litigation reserve at this time.

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations. To date, the New Jersey District Court has not certified a class or designated a lead plaintiff. The Company believes the allegations in the complaint have no merit, intends to vigorously defend against the claims asserted, and does not believe it is necessary to accrue a litigation reserve at this time.

Shareholder Derivative Action Lawsuit

On March 31, 2025, a shareholder derivative action (the “March 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, on behalf of the Company as a nominal defendant, in the United States District Court for the District of New Jersey, for alleged breaches of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934 by the named officers and directors. The March 2025 Derivative Action seeks to remedy wrongdoing committed by the named officers and directors between March 30, 2020 and January 15, 2025. The Company believes that the allegations in the complaint have no merit, intends to vigorously defend against the asserted claims, and does not believe it is necessary to accrue a litigation reserve at this time.

Arbitration over Stock Options

In February 2025, the Company entered into arbitrations with Former Consultants (two individuals) regarding forfeiture of stock options. The Company had issued stock options to the consultants in 2020 and 2021 pursuant to their respective consulting agreements. The Company terminated the Former Consultants’ consulting agreements in March 2024, at which time the Company informed the Former Consultants that any vested options had to be exercised within three months of the termination date, per the Company’s Equity and Incentive Plans. The Former Consultants did not exercise their vested options, and the options were duly forfeited. In December 2024, the Former Consultants claimed that they still retained the right to exercise the options, which the Company has rejected. The Company believes these claims are without merit, intends to defend itself vigorously, and does not believe it is necessary to accrue a litigation reserve at this time.

Item 1A. Risk Factors.

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025 (the “2024 Form 10-K”). When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except for the risk factors set forth below, there have been no material changes to the Company’s risk factors since the 2024 Form 10-K.

The Company’s business can be impacted by political events, trade and other international disputes, geopolitical tensions, conflict and other business interruptions.

Political events, trade and other international disputes, geopolitical tensions, conflict and other business interruptions can have a material adverse effect on the Company and its customers, employees, suppliers, distributors and other channel partners.

The Company is a global business with sales outside the U.S. and believes that it could generally benefit from growth in international trade. A significant majority of the Company’s components are sourced in whole or in part by partners located primarily in China mainland, India, Vietnam, Germany and Switzerland in addition to sourcing from partners and facilities located in the U.S. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect the Company’s business and supply chain. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company has meaningful supply chain operations. Restrictive measures can increase the cost of the Company’s products and the components and rare earths and other raw materials that go into them or affect the availability of such components and rare earths and other raw materials, and can require the Company to take various actions, including changing suppliers, restructuring business relationships and operations, ceasing to offer and distribute affected products, services and third-party applications to its customers, and increasing the prices of its products and services. Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s business and results of operations. Trade and other international disputes can also have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations. Such restrictions can be announced with little or no advance notice, which can create uncertainty, and the Company may not be able to effectively mitigate any or all adverse impacts from such measures. Beginning in the second quarter of 2025, new U.S. Tariffs were announced, including additional tariffs on imports from China, India, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into, among other things, imports of semiconductors, semiconductor manufacturing equipment, and their derivative products, including downstream products that contain semiconductors. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing could materially adversely affect the Company’s business, results of operations, financial condition and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of or Company repurchases of the Company’s equity securities during the three months ended March 31, 2025.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Form of Placement Aget Warrant	8-K	4.1	01/08/2025
10.1	Form of Purchase Agreement, dated as of January 7, 2025, between Quantum Computing Inc. and each Purchaser (as defined therein)	8-K	10.1	01/08/2025
10.2	Placement Agency Agreement, dated January 7, 2025, between Quantum Computing Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	10.2	01/08/2025
10.3	Form of Lock-Up Agreement dated January 7, 2025	8-K	10.3	01/08/2025
10.4	Separation Agreement and General Release by and between Quantum Computing Inc. and William McGann, dated as of April 15, 2025	8-K	10.1	04/16/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: May 15, 2025	By:	/s/ Dr. Yuping Huang
Dr. Yuping Huang
Chief Executive Officer and President

	By:	/s/ Christopher Boehmler
Christopher Boehmler
Chief Financial Officer