Form 10-Q
period 2025-06-30
Quantum Computing Inc.
filed 2025-08-14
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

As of August 13, 2025, there were 159,883,187 shares of the registrant’s common stock outstanding.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUANTUM COMPUTING INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$348,758	$78,945
Accounts receivable, net	96	27
Inventory	366	18
Prepaid expenses and other current assets	1,005	161
Total current assets	350,225	79,151
Property and equipment, net	10,569	8,212
Operating lease right-of-use assets	2,076	1,522
Intangible assets, net	7,510	8,972
Goodwill	55,573	55,573
Other non-current assets	131	129
Total assets	$426,084	$153,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,372	$1,372
Accrued expenses	1,251	2,134
Deferred revenue	181	79
Other current liabilities	1,168	974
Total current liabilities	3,972	4,559
Derivative liability	24,594	40,532
Operating lease liabilities	1,536	1,181
Total liabilities	30,102	46,272
Commitments and Contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; no shares issued and outstanding as June 30, 2025 and December 31, 2024, respectively; 3,080 shares of Series B Preferred Stock authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.0001 par value, 250,000 shares authorized; 157,911 and 129,012 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	16	13
Additional paid-in capital	615,948	307,756
Accumulated deficit	(219,982)	(200,482)
Total shareholders’ equity	395,982	107,287
Total liabilities and shareholders’ equity	$426,084	$153,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenue	$61	$183	$100	$210
Cost of revenue	35	125	61	141
Gross profit	26	58	39	69
Operating expenses
Research and development	5,975	2,094	8,960	4,315
Sales and marketing	680	429	1,352	880
General and administrative	3,542	2,802	8,184	6,459
Total operating expenses	10,197	5,325	18,496	11,654
Loss from operations	(10,171)	(5,267)	(18,457)	(11,585)
Non-operating income (expense)
Interest and other income	1,843	73	3,539	110
Interest expense	(58)	-	(116)	(155)
Change in fair value of derivative liability	(28,096)	-	(4,466)	-
Loss before income tax provision	(36,482)	(5,194)	(19,500)	(11,630)
Income tax provision	-	-	-	-
Net loss attributable to common stockholders	$(36,482)	$(5,194)	$(19,500)	$(11,630)

Loss per share:
Basic	$(0.26)	$(0.06)	$(0.14)	$(0.13)
Diluted	$(0.26)	$(0.06)	$(0.14)	$(0.13)

Weighted average shares used in computing net loss per common share:
Basic	141,401	93,550	138,326	87,185
Diluted	141,401	93,550	138,326	87,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2025
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2025	$-	-	$-	137,322	$14	$404,313	(183,500)	$220,827
Issuance of shares for cash	-	-	-	14,035	1	188,005	-	188,006
Issuance of shares related to exercise of warrants	-	-	-	1,550	1	21,853	-	21,854
Stock-based compensation	-	-	-	5,004	-	1,777	-	1,177
Stock-based compensation for services	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(36,482)	(36,482)
Balances, June 30, 2025	$-	-	$-	157,911	$16	$615,948	$(219,982)	$395,982

	Six Months Ended June 30, 2025
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	$-	-	$-	129,012	$13	$307,756	$(200,482)	$107,287
Issuance of shares for cash	-	-	-	22,198	2	281,640	-	281,642
Issuance of shares related to exercise of warrants	-	-	-	1,556	1	21,865	-	21,866
Stock-based compensation	-	-	-	5,145	-	4,669	-	4,669
Stock-based compensation for services	-	-	-	-	-	18	-	18
Net Loss	-	-	-	-	-	-	(19,500)	(19,500)
Balances, June 30, 2025	$-	-	$-	157,911	$16	$615,948	$(219,982)	$395,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended June 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2024	$7,740	1,407	$-	91,345	$9	$205,967	$(138,376)	$67,600
Issuance of shares for cash	-	-	-	3,002	-	2,427	-	2,427
Repurchase of redeemable shares	(911)	(166)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	674	-	674
Stock-based compensation for services	-	-	-	69	-	18	-	18
Net loss	-	-	-	-	-	-	(5,194)	(5,194)
Balances, June 30, 2024	$6,829	1,241	$-	94,416	$9	$209,086	$(143,570)	$65,525

	Six Months Ended June 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	$-	1,490	$-	77,451	$8	$200,635	$(131,940)	$68,703
Issuance of shares for cash	-	-	-	16,605	1	14,628	-	14,629
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)	-	(8,195)
Repurchase of redeemable shares	(1,366)	(249)	-	-	-	-	-	-
Stock-based compensation	-	-	-	218	-	1,886	-	1,886
Stock-based compensation for services	-	-	-	142	-	132	-	132
Net loss	-	-	-	-	-	-	(11,630)	(11,630)
Balances, June 30, 2024	$6,829	1,241	$-	94,416	$9	$209,086	$(143,570)	65,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(19,500)	$(11,630)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and intangibles amortization	1,862	1,691
Amortization of issuance costs	-	138
Change in fair value of derivative liability	4,466	-
Amortization of operating lease right-of-use assets	222	128
Other recognized losses (gains)	-	16
Stock-based compensation expense	3,165	1,917
Stock-based compensation expense for services	18	19
Change in operating assets and liabilities
Accounts receivable	(69)	9
Inventory	(348)	(193)
Prepaid expenses and other current assets	(844)	(124)
Other non-current assets	(2)	(4)
Accounts payable	-	210
Deferred revenue	102	104
Accrued expenses and other current liabilities	618	(11)
Operating lease liabilities	(224)	(132)
Net cash used in operating activities	(10,534)	(7,862)

Cash flows from investing activities:
Purchase of property and equipment	(2,757)	(2,656)
Net cash used in investing activities	(2,757)	(2,656)

Cash flows from financing activities:
Payments of financial liabilities, net of interest	-	(2,063)
Series A Preferred stock dividend payments	-	(215)
Repurchase of Series A preferred stock	-	(1,366)
Proceeds from stock issuance related to ATM facility	-	14,629
Proceeds from exercise of warrants	1,462	-
Proceeds from issuance of common stock	281,642	-
Net cash provided by financing activities	283,104	10,985

Net increase in cash and cash equivalents	269,813	467
Cash and cash equivalents, beginning of period	78,945	2,059
Cash and cash equivalents, end of period	$348,758	$2,526

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$31
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$776	$-
Reclassification of Series A preferred stock to mezzanine equity	$-	$8,195
Fair value of derivative liability reclassed to additional paid-in capital due to exercise of warrants	$20,404	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Note 1. Nature of the Organization and Business

Corporate History

Quantum Computing Inc. (“QCi” or the “Company”) was formed in the State of Nevada on July 25, 2001, under its original name, Ticketcart, Inc., which was changed to Innovative Beverage Group Holdings, Inc. in 2009. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from “IBGH” to “QUBT”. On July 15, 2021, the Company uplisted to The Nasdaq Stock Market LLC. On June 16, 2022, the Company merged (the “QPhoton Merger”) with QPhoton, Inc. (“QPhoton”), a developer of quantum photonic systems and related technologies and applications. The QPhoton Merger enabled us to develop hardware applications integrated with the Company’s software platform, Qatalyst, that existed before the QPhoton Merger.

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

The leading application of our quantum offerings today is our Entropy Quantum Computing (“EQC”). Our longer-term product development plan is to migrate the EQC’s current design, as well as other product designs based on discrete components, to a set of TFLN optical integrated circuits built on TFLN wafers.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. We have not achieved a level of sales adequate to support the Company’s cost structure. The Company has historically incurred losses and negative cash flows from operations. During the six months ended June 30, 2025, the Company issued 22.2 million shares of common stock for net proceeds of $281.6 million. As of June 30, 2025, the Company had cash and cash equivalents on hand of $348.8 million, an accumulated deficit of $220.0 million, and working capital of $346.3 million. As a result, the Company has adequate cash and cash equivalents on hand to meet its obligations over the next 12 months.

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

Furthermore, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassifications

Certain reclassifications have been made to the fiscal 2024 condensed consolidated financial statements to confirm with the fiscal 2025 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or mezzanine and stockholders’ equity.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of June 30, 2025 and December 31, 2024, the Company had $348.4 million and $78.9 million, respectively, in cash equivalents invested in mutual funds. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets, net on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the other current liabilities and operating lease liabilities, respectively, on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, and the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our leases are comprised of office space leases, and as of June 30, 2025 and December 31, 2024, the Company was not party to any finance leases.

Valuation of Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of June 30, 2025, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

Property and Equipment

Property and equipment are stated at cost or contributed value. Depreciation of furniture, software and equipment is calculated using the straight-line method over their estimated useful lives, and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Maintenance and repair costs are expensed as incurred.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment related to long-lived assets.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents of $348.4 million and $78.9 million, respectively, were in Level 1 assets, comprised of U.S. Government mutual funds. The Company had $24.6 million and $40.5 million as of June 30, 2025 and December 31, 2024, respectively, in Level 3 liabilities, which are comprised of derivative liabilities. See Note 9, Capital Stock – Warrants, for a full discussion of the warrant liability.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes the potential dilutive effect of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the “If-Converted” method), unless the effect of such issuances would have been anti-dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic net loss per common share:	2025	2024	2025	2024
Numerator:

Net loss available to common stockholders	$(36,482)	$(5,194)	$(19,500)	$(11,630)

Denominator:
Weighted average outstanding shares of common share - basic	141,401	93,550	138,326	87,185
Loss per common share - basic	$(0.26)	$(0.06)	$(0.14)	$(0.13)

Diluted net loss per common share:
Numerator:
Net loss available to common stockholders	$(36,482)	$(5,194)	$(19,500)	$(11,630)

Denominator:
Weighted average common shares outstanding - basic	141,401	93,550	138,326	87,185
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	141,401	93,550	138,326	87,185
Loss per common share - diluted	$(0.26)	$(0.06)	$(0.14)	$(0.13)

For the three and six months ended June 30, 2025 and 2024, all outstanding warrants, options and unvested restricted common stock were not included in the dilutive net loss per common share calculation as including them would have been anti-dilutive.

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

On December 14, 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under ASU 2023-09, entities are required to uniformly classify and present greater disaggregation of information in the rate reconciliation and income taxes paid. ASU 2023-09 is intended to benefit users of the consolidated financial statements by improving transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024 for public companies. The Company adopted ASU 2023-09 as of January 1, 2025. The standard did not have a material effect on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the notes to the consolidated financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company is currently evaluating the impact on its financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Note 3. Segment Reporting

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses condensed consolidated net (loss) income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses, such as employee wages and benefits at a consolidated level, to manage the Company’s operations and strategic growth initiatives. The following table presents segment information of revenue, significant expenses and net loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$61	$183	$100	$210
Less:
Salaries and employee related costs	3,994	2,623	7,239	4,836
Stock-based compensation	1,778	651	3,182	1,936
Rent and facilities	425	187	658	349
Professional services and legal fees	985	675	2,517	1,544
Technology & IT costs	807	221	1,259	460
Other sales and marketing costs	471	149	736	336
Depreciation and amortization expense	888	847	1,862	1,691
Other operational expense	884	96	1,104	643
Operating loss	(10,171)	(5,267)	(18,457)	(11,585)
Other income (loss)
Interest and other income	1,843	73	3,539	110
Interest expense	(58)	-	(116)	(155)
Change in fair value of derivative and warrant liabilities	(28,096)	-	(4,466)	-
Segment net (loss) income	$(36,482)	$(5,194)	$(19,500)	$(11,630)

Note 4. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of June 30, 2025, the Company has a valuation allowance against all of its net deferred tax assets.

The total effective tax rate was approximately 0% for each of the six months ended June 30, 2025 and 2024.

For each of the six months ended June 30, 2025 and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Company did not pay any state tax during the three months and six months ended June 30, 2025 and 2024.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2018 through present.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $264 thousand of uncertain tax positions as of June 30, 2025, all of which are related to R&D tax credits and are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Note 5. Intangible Assets, net

As a result of the QPhoton Merger, the Company has the following amounts related to intangible assets (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(3,251)	$-	$3,251	$(2,800)	$451
Website domain name and trademark	1,009	(623)	386	1,009	(521)	488
Technology and licensed patents	12,731	(5,607)	7,124	12,731	(4,698)	8,033
Total	$16,991	$(9,481)	$7,510	$16,991	$(8,019)	$8,972

The Company recorded amortization expense of the Company’s intangible assets of $686 thousand and $776 thousand during the three months ended June 30, 2025 and 2024, respectively, and $1,462 thousand and $1,552 thousand during the six months ended June 30, 2025 and 2024, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2025 (remaining six months)	$1,010
2026	2,021
2027	1,903
2028	1,819
2029	757
Total	$7,510

Note 6. Property and Equipment, net

The Company’s property and equipment are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	June 30, 2025	December 31, 2024
Computer and lab equipment	$9,605	$8,438
Network equipment	29	29
Furniture and fixtures	56	37
Software	96	77
Leasehold improvements	2,149	597
Total cost of property and equipment	11,935	9,178
Accumulated depreciation	(1,366)	(966)
Property and equipment, net	$10,569	$8,212

The Company recorded depreciation expense of $202 thousand and $71 thousand during the three months ended June 30, 2025 and 2024, respectively, and $400 thousand and $139 thousand during the six months ended June 30, 2025 and 2024, respectively, using useful lives of the Company’s long-lived assets as follows:

Estimated Useful
Life (Years)
Computer and lab equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lesser of lease term or 5

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense. There were no significant gains or losses in the three and six months ended June 30, 2025 or 2024.

Note 7. Operating Leases

As of June 30, 2025, the Company has use of space in three different locations, Hoboken, NJ, Tempe, AZ, and Arlington, VA, under lease or membership agreements, which expire at various dates through November 30, 2028. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of June 30, 2025 (in thousands):

The Company’s operating lease commitments as of June 30, 2025 are as follows (in thousands):

Lease Payments
Year	Due
2025 (remaining six months)	$396
2026	807
2027	828
2028	458
Total minimum payments	2,489
Less: imputed interest	(318)
Present value of operating lease liabilities	2,171
Less: current portion included in other current liabilities	(635)
Long-term operating lease liabilities	$1,536

Other information related to operating lease liabilities consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for operating lease liabilities	$162	$91	$305	$156
Weighted average remaining lease term in years	3.1	3.3	3.1	3.3
Weighted average discount rate	10%	10%	10%	10%

Note 8. Commitments and Contingencies

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

See Part II, Item 1, Legal Proceedings, in this Form 10-Q for additional details on the status of motions in the following proceedings.

BV Advisory v. QCi Breach Lawsuit

At the time of the QPhoton Merger in June 2022, QPhoton had an outstanding balance of principal and interest due to BV Advisory Partners LLC (“BV Advisory”) based on a note purchase agreement that QPhoton had entered into with BV Advisory on March 1, 2021 (the “BV Note Purchase Agreement”). Accordingly, the Company has recorded an estimated payable, recognized as other current liabilities on the condensed consolidated financial statements, based on best available information in the amount of $536 thousand as of June 30, 2025 and December 31, 2024, respectively.

On August 16, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware naming QPhoton, the Company and certain of the Company’s directors and officers (among others) as defendants seeking, among other relief, monetary damages for an alleged breach of the BV Note Purchase Agreement. During the year ended December 31, 2024, BV Advisory’s other claims were dismissed by the Delaware Chancery Court and BV Advisory transferred its claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. On July 17, 2025, the Company, Keith Barksdale (“Barksdale” the managing member of BV Advisory), and BV Advisory entered into a settlement agreement (the “Settlement Agreement”) pursuant to which BV Advisory, dismissed its claims under the BV Note Purchase Agreement with prejudice. The terms of the settlement agreement are summarized in Note 13.

BV Advisory v. QCi Appraisal Action

BV Advisory was a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company (both referred to as “QPhoton” in this Legal Proceedings discussion). BV Advisory rejected the Merger Consideration (as defined below) and on October 13, 2022 filed a petition in the Delaware Chancery Court seeking appraisal of the shares of QPhoton it owned (which shares represented 10% of the shares of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton). The Company included BV Advisory’s ownership of QPhoton in the purchase price accounting for the QPhoton Merger.

The Company’s total purchase price of QPhoton was approximately $71.0 million, or $69.9 million net of cash acquired, consisting of Company common stock, Series B Preferred Stock and the QPhoton Warrants (as defined below). While the total shares of the Company’s common stock on an as-converted basis offered in the QPhoton Merger was 36,600,823 (the “Merger Consideration”), the fair market valuation contemplated 31,299,417 of the shares, which assumed full conversion of the 2,377,028 shares of Series B Preferred Stock to common stock at the 10:1 ratio, and that only 1,726,931 of the warrants to purchase up to 7,028,337 shares of the Company’s common stock (the “QPhoton Warrants”) would eventually be exercised (specifically only the QPhoton Warrants for which the associated Company options and/or warrants had an exercise price at or below $2.27 at the time of the QPhoton Merger).

Accordingly, as of June 30, 2025 and December 31, 2024, the Company had neither issued 2,957,251 shares of the Company’s common stock on an as converted basis (the “Unissued QPhoton Shares”) nor 702,834 warrants to purchase shares of the Company’s common stock (the “Unissued QPhoton Warrants”) that were included in the Merger Consideration. The shares of common stock underlying the Unissued QPhoton Warrants are included in the condensed consolidated statement of stockholder’s equity as additional paid in capital as of June 30, 2025 and December 31, 2024, and the Unissued QPhoton Warrants have a carrying value of $24.6 million and $40.5 million, respectively, as a liability on the Company’s condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. Pursuant to the Settlement Agreement, the Company agreed to issue to Barksdale or his designees 1.9 million shares of the Company’s common stock and BV Advisory dismissed its claims under the appraisal action with prejudice. The terms of the settlement agreement are summarized in Note 13.

Note 9. Capital Stock

Authorized Classes of Stock

As of June 30, 2025, the Company’s Board of Directors has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as Series A preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of June 30, 2025 and December 31, 2024. The Board has also authorized 3,079,864 shares of preferred stock as Series B preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of June 30, 2025 and December 31, 2024.

Series A Convertible Preferred Offering

From November 10, 2021 through November 17, 2021, the Company conducted a private placement offering (the “Private Placement”) pursuant to securities purchase agreements (the “Preferred Stock SPAs”) with 7 accredited investors (the “Series A Investors”), whereby the Series A Investors purchased from the Company an aggregate of 1,545,459 shares of the Company’s newly created Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants to purchase 1,545,459 shares of the Company’s common stock (the “Preferred Warrants”) for an aggregate purchase price of $8.5 million. The Private Placement was completed and closed to further investment on November 17, 2021.

The Preferred Warrants were two-year warrants to purchase shares of the Company’s common stock at an exercise price of $7.00 per share, subject to adjustment, and as of December 31, 2023, all of the Preferred Warrants had expired unexercised.

In connection with the Preferred Stock SPAs, the Company and the Series A Investors entered into a registration rights agreement pursuant to which on April 27, 2022 the Company filed a Registration Statement on Form S-3 to register the resale of the shares of common stock. The SEC declared the Form S-3 effective on June 2, 2022.

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Series A Redemption Agreement”) with the current holders (the “Series A Holders”) of the Series A Preferred Stock. Accordingly, $8.195 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s condensed consolidated balance sheet as of March 31, 2024, in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”. The Mezzanine Equity is valued at the date of the Private Placement issuance. Pursuant to the Series A Redemption Agreement, the Company agreed to redeem all outstanding shares of Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments. In addition, the Series A Holders agreed to waive, on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Certificate of Designations of the Series A Preferred Stock, including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock SPA. As of December 31, 2024 and June 30, 2025, there were no shares of Series A Preferred Stock outstanding. During the six months ended June 30, 2024, the Company redeemed 248,349 shares of Series A Preferred Stock for approximately $1.4 million, in cash paid to the Series A Holders.

At-the-Market-Facility

On October 28, 2022, the Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, which the SEC declared effective on November 8, 2022 (the “2022 shelf”). Under the 2022 Shelf at the time of effectiveness, the Company had the ability to raise up to $100 million by selling common stock, preferred stock, debt securities, warrants and units. On December 5, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) whereby the Company may, but is not obligated to, offer and sell, from time to time, shares of its common stock (the “ATM Facility”), and incorporated the ATM Agreement into the 2022 Shelf by amendment that the SEC declared effective January 10, 2023. On August 17, 2023, the Company and Ascendiant entered into an amendment to the ATM Agreement, increasing the amount of common stock that the Company could offer and sell via the ATM Facility from $25 million to $50 million (the “ATM Upsize”). Following the ATM Upsize, the Company filed a prospectus supplement, dated August 18, 2023, with the SEC and became able to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $27,362,717 via the ATM Facility.

The Company did not sell any shares through the ATM Facility for the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold 16,604,770 shares of the Company’s common stock through the ATM Facility at an average price of $0.88, from which the Company received net proceeds of $14.6 million.

Private Placement Offering

On January 7, 2025, the Company entered into securities purchase agreements (the “January SPAs”) for a private placement offering (the “January Private Placement” to sell an aggregate of 8,163,266 shares (the “January Placement Shares”) of the Company’s common stock at a purchase price of $12.25 per share. The January Private Placement closed on January 9, 2025, and resulted in gross proceeds of $100 million before deducting placement agent commissions and other offering expenses of $6.4 million. Furthermore, the Company filed a registration statement registering the resale of the January Placement Shares on January 2, 2025, which the SEC declared effective February 3, 2025.

In conjunction with the January SPAs, the Company also entered into a placement agency agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), dated January 7, 2025, pursuant to which Titan acted as the exclusive placement agent for the Company in connection with the January SPAs. The Company agreed to pay Titan a cash fee of 6% of the gross proceeds from the January SPAs and to issue to the December Placement Agent (or its designees) 326,531 five-year warrants (representing 4% of the securities sold in the Offerings), which will be exercisable beginning on July 6, 2025, and have an initial exercise price per share of the Company’s common stock of $14.0875.

On June 22, 2025, the “Company entered into securities purchase agreements (the “Purchase Agreements”) pursuant to which the Company agreed to issue to the Purchasers (as defined therein), in a private placement (the “Placement”), an aggregate of 14,035,089 shares (the “Placement Shares”) of the Company’s common stock at a purchase price of $14.25 per share. The closing of the Placement occurred on June 24, 2025. The Placement resulted in gross proceeds of approximately $200 million before deducting placement agent commissions and other offering expenses of $12 million.

During the quarter ended June 30, 2025, a total of 404,000 of the Placement Agent warrants were exercised by principals of Titan Capital Partners, resulting in proceeds to the Company of $1.449 million. The warrants exercised were 304,000 at an exercise price of $2.875 and 100,000 at an exercise price of $5.75. In addition, during the quarter ended June 30, 2025 1.146 million QPhoton warrants were exercised, at an exercise price of $0.0001, resulting in proceeds to the Company of $114.60. Due to the exercise of these QPhoton warrants, $20.4 million of the derivative liability was reclassified to additional paid-in capital during the quarter ended June 30, 2025. Total shares issued due to exercise of warrants during the quarter were 1,549,951 and proceeds to the Company from all warrant exercises during the quarter were $1.449 million.

The Company was required to file a registration statement providing for the resale of the Placement Shares by July 9, 2025, and it filed the registration statement on Form S-1 on July 3, 2025, which the SEC declared effective on July 14, 2025.

Pursuant to the Purchase Agreements and the Placement Agency Agreement (as defined below), the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of its common stock or common stock equivalents, or file any registration statement or any amendment or supplement thereto, through September 7, 2025, subject to certain customary exceptions, without the consent of the Placement Agent.

Placement Agency Agreement

The Company also entered into a Placement Agency Agreement with Titan, dated June 22, 2025, pursuant to which Titan acted as the exclusive placement agent for the Company in connection with the Placement. The Company agreed to pay Titan a cash fee based on the total size of the Placement according to a formula set forth in the Placement Agency Agreement. In addition, the Company agreed to reimburse Titan for up to $100,000 of its fees and expenses in connection with the Placement.

The Placement Agency Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.

Lock-Up Agreements

Pursuant to Lock-Up Agreements with the Company, the Company’s directors and executive officers agreed for a period of 60 days after the closing date of the Placement, subject to certain exceptions, not to directly or indirectly offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position with respect to, any shares of the Company’s common stock or securities convertible, exchangeable or exercisable into common stock, that they beneficially own, hold, or thereafter acquire, or make any demand for or exercise any right or cause to be filed a registration, including any amendments thereto, with respect to the registration of any common stock or common stock equivalents or publicly disclose the intention to do any of the foregoing.

The total amount of net proceeds raised for the six months ended June 30, 2025 was $283.1 million.

Warrants

The table below summarizes the warrants outstanding at June 30, 2025 (in thousands, except exercise price data):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Cancelled	Warrants Outstanding

August 18, 2020	August 18, 2025	$2.00	171	(156)	-	15
June 16, 2022	May 9, 2027	$0.0001	6,325	(1,146)	(3,876)	1,303
November 18, 2024	November 18, 2029	$2.875	800	(304)	-	496
December 12, 2024	December 12, 2029	$5.75	500	(100)	-	400
January 9, 2025	January 9, 2030	$14.0875	327	-	-	327
						2,541

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00 per share. Those warrants are exercisable for five years from the date of issuance.

On June 16, 2022, the Company issued 6.3 million QPhoton Warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 per share. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of June 30, 2025, the Company expects 1.3 million (the “In-the-Money QPhoton Warrants) of the 1.3 million outstanding QPhoton Warrants are to be exercised as the exercise prices of the Underlying Options associated with the In-the-Money QPhoton Warrants are below the closing of the Company’s bid stock price of $19.17 per share as of June 30, 2025. The 6.3 million issued warrants represent a portion of the 7.0 million QPhoton Warrants, having been received by two former QPhoton shareholders. A third shareholder rejected the Merger Consideration and commenced litigation, and as of June 30, 2025 that litigation has not been resolved and the associated 702,834 warrants have not been issued, of which 457,926 would have been canceled to date due to forfeitures of Underlying Options. See Part I, Item 3, Legal Proceedings, for additional information on the status of the litigation.

As of June 30, 2025, of the 6.3 million QPhoton Warrants issued, approximately 65% have been forfeited because the corresponding Underlying Options had expired or been forfeited. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock and then accounting for changes period-over-period by realizing a mark-to-market gain or loss for the period. Due to the difference between the exercise price and the market value of the Company’s common stock as of the balance sheet dates and the probability of the underlying options and warrants being exercised are the only significant inputs in the valuation of the warrant liability. The market value of the Company’s stock was $19.17 per share and $16.55 per share as of June 30, 2025 and December 31, 2024, respectively (the “Balance Sheet Date Stock Prices”), and the probability of exercise was determined based on whether the exercise price of the underlying options and warrants was above or below the Balance Sheet Date Stock Prices, resulting in the QPhoton Warrants being out-of-the-money or in-the-money, respectively. Accordingly, the Company recognized a mark-to-market loss of $28.1 million, and $4.5 million during the three and six months ended June 30, 2025, respectively. In addition, due to the exercise of QPhoton warrants, $20.4 million of the derivative liability was reclassified to additional paid-in capital during the quarter ended June 30, 2025. No mark-to-market gain or loss was recorded during the three and six months ended June 30, 2024. As of June 30, 2025, the QPhoton Warrants have a carrying value of $24.6 million as a liability on the Company’s condensed consolidated balance sheet.

Note 10. Stock-based Compensation

Incentive Plans

The Quantum Computing Inc. 2019 Equity and Incentive Plan, as amended in 2021 enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3.0 million shares of common stock, all of which have been issued.

On July 5, 2022, the Board of Directors adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”), which was approved by a majority of the shareholders in September 2022. The 2022 Plan initially provided for the issuance of up to 16 million shares of the Company’s common stock and includes provisions for annual automatic evergreen increases of 1,000,000 shares of common stock. As of June 30, 2025, the total number of shares of our common stock reserved for issuance under the 2022 Plan is 19.0 million and a total of 16.6 million shares, including 6.8 million shares underlying options, were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the six months ended June 30, 2025 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)

Balance as of December 31, 2024	12,983	$2.34	2.9
Granted	1,005	7.63	4.7
Exercised	(6,917)	2.31	-
Forfeited	(260)	9.26	-
Balance as of June 30, 2025	6,811	$2.89	2.9
Vested and exercisable as of June 30, 2025	3,556	$3.49	2.6

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Exercise price	$9.10 - 14.34	$1.00 - 1.00	$1.00 - 14.34	$1.00 - 1.00
Risk-free interest rate	4.1 - 4.1%	5.2 - 5.2%	4.0 - 4.2%	5.2 - 5.2%

Expected volatility	131.9 - 132.9%	93.2 - 93.2%	130.0 - 138.0%	93.2 - 93.2%
Expected dividend yield	0%	0%	0%	0%
Expected life of options (in years)	5.0	5.0	5.0	5.0

The following table summarizes the exercise price range as of June 30, 2025 (in thousands, except exercise price data):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 - $1.00	105	68
$1.00 - $2.00	3,857	1,202
$2.00 - $3.00	1,414	1,301
$3.00 - $6.00	158	38
$6.00 - $8.00	995	770
$8.00 - $12.00	252	177
$12.00 - $15.00	30	-
	6,811	3,556

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $7.63 and $1.00 per share, respectively. As of June 30, 2025, total unrecognized compensation cost related to common stock options was $5.1 million, which is expected to be recognized over a period of 2.9 years.

Restricted Stock

As of June 30, 2025, there were 1.1 million shares of the Company’s common stock issued and unvested that had been awarded as stock-based compensation under the 2022 Plan. The following table summarizes the Company’s activity for restricted stock tied to vesting schedules for the six months ended June 30, 2025 (in thousands):

	Number Outstanding	Weighted Average Fair Value

Unvested as of December 31, 2024	1,264	$1.20
Granted	-	-
Vested	(130)	.67
Unvested as of June 30, 2025	1,134	$1.27

Stock-based Compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$467	$505	$964	$1,199
Selling and marketing	31	43	91	111
General and administrative	1,279	143	2,109	607
Total stock-based compensation	$1,777	$691	$3,164	$1,917

For the six months ended June 30, 2025, stock-based compensation on the condensed consolidated statements of stockholders’ equity was $1.5 million higher than expense recorded in the consolidated statement of operations, due to timing differences between award dates and the realization of stock-based compensation expense. There was no difference between stock-based compensation expense recorded for the three months ended June 30, 2025. For the three and six months ended June 30, 2024, stock-based compensation on the condensed consolidated statements of stockholders’ equity was $17 thousand and $31 thousand lower, respectively, recorded due to timing differences between award dates and the realization of stock-based compensation expense.

The Company did not issue any shares of common stock as compensation during the six months ended June 30, 2025. During the six months ended June 30, 2025 and June 30, 2024, the Company issued 25 thousand shares of common stock to former executives per their separation agreements, and during the six months ended June 30, 2024 the Company issued 218 thousand shares of common stock to former executives per their respective employment and separation agreements (the “Separation Agreement Shares”). In conjunction with the Separation Agreement Shares, the Company recognized $472 thousand and $197 thousand of stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively, and does not expect future expense related to these offerings as the Separation Agreement Shares are fully vested.

Stock-based Compensation for Services

The Company recognized stock-based compensation expense for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted, in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$-	$-	$6	$-
Selling and marketing	-	-	10	-
General and administrative	-	(40)	2	(19)
Total stock-based compensation	$-	$(40)	$18	$(19)

For the three and six months ended June 30, 2024, stock-based compensation for services on the condensed consolidated statements of stockholders’ equity was $58 thousand and $151 thousand higher, respectively, as compared to the expense recorded due to timing differences between award dates and the realization of stock-based compensation expense. No such timing differences existed for the three and six months ended June 30, 2025.

The Company did not issue any shares of the Company’s common stock as compensation for services during the six months ended June 30, 2025. For the six months ended June 30, 2024, the Company issued 142 thousand shares of common stock for services.

Note 11. Related Party Transactions

There were no related party transactions during the three and six months ended June 30, 2025 and 2024.

Note 12. License Agreement – Stevens Institute of Technology

Effective December 17, 2020, QPhoton signed a License Agreement with the Stevens Institute (the “Stevens License Agreement”). The Stevens License Agreement enables the Company to commercially use technology such as licensed patents, licensed patent applications and licensed “Know-How” and is also able to issue sublicenses for the technology under the agreement. The agreement is effective until the later of: (i) the 30-year anniversary of the effective date, or (ii) the expiration of the licensed patent or licensed patent application that is last to expire. As part of the QPhoton Merger, the Stevens License Agreement was assigned to the Company.

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

As of June 30, 2025, the Company has begun to commercialize some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 13. Subsequent Events

Litigation settlement

On July 17, 2025, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Barksdale and BV Advisory, pursuant to which, among other things, (i) Barksdale, BV Advisory, and the Company agreed to settle all disputes between them without admissions of any kind and release all Claims, as defined therein, that they might have against each other, on the terms and conditions set forth therein, (ii) the Company agreed to pay $750,000 to BV Advisory and Barksdale, collectively, and issue 1,900,000 shares of its common stock (the “Shares”) to Barksdale or entities designated by him, and (iii) the Company agreed to file a registration statement providing for the resale of the Shares by July 31, 2025. On July 28, the Company filed such a resale registration statement on Form S-1 which the SEC declared effective on August 4, 2025. BV Advisory had been both a lender to and shareholder of QPhoton.

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

Business Overview

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

Our longer-term product development plan is to migrate product designs based on discrete components, including EQC’s current design, to a set of optical integrated circuits built on wafers using a crystalline material called lithium niobate (“Thin Film Lithium Niobate” or “TFLN”). The Company believes that TFLN is an excellent material for optical integrated circuit design, given its advantageous optical properties (both linear and non-linear) and its compatibility with silicon-based semiconductor fabrication methods. In March 2025, the Company substantially completed the buildout of a state-of-the-art TFLN chip manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona (the “AZ Chips Facility”).

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages, with non-meaningful percentage changes labeled as “NM”):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Total revenue	$61	$183	(67)%	$100	$210	(52)%
Cost of revenue	35	125	(72)%	61	141	(57)%
Gross profit	26	58	(55)%	39	69	(43)%
Gross profit margin	43%	32%	34%	39%	33%	19%
Operating expenses:
Research and development	5,975	2,094	185%	8,960	4,315	108%
Sales and marketing	680	429	59%	1,352	880	54%
General and administrative	3,542	2,802	26%	8,184	6,459	27%
Total operating expenses	10,197	5,325	91%	18,496	11,654	59%
Loss from operations	(10,171)	(5,267)	93%	(18,457)	(11,585)	59%
Non-operating income (expense):
Interest and other income	1,843	73	NM	3,539	110	NM
Interest expense	(58)	-	NM	(116)	(155)	NM
Change in fair value of derivative liability	(28,096)	-	NM	(4,466)	-	NM
Total non-operating income (expense)	(26,311)	73	NM	(1,043)	(45)	NM
Net loss	$(36,482)	$(5,194)	602%	$(19,500)	$(11,630)	68%

Revenue for the three months ended June 30, 2025 was $61 thousand compared to $183 thousand for the comparable prior year period, a decrease of $122 thousand or 67%. Revenue for the six months ended June 30, 2025 was $100 thousand compared to $210 thousand for the comparable prior year period, a decrease of $110 thousand or 52%. The respective decrease in revenue is primarily due to changes in the number of, size of and level of effort performed on active customer proof-of-concept and research and development services and custom hardware contracts.

Cost of Revenue

Cost of revenue, which consists of direct labor expenses, primarily salary costs for engineering and solutions staff delivering services, and other direct component costs for custom hardware on research and development contracts, was $35 thousand for the three months ended June 30, 2025, compared to $125 thousand for the comparable prior year period, a decrease of $90 thousand or 72%. Cost of revenue was $61 thousand for the six months ended June 30, 2025, compared to $141 thousand for the comparable prior year period, a decrease of $80 thousand or 57%. The respective decrease is primarily due to the decreases in direct labor expenses and other direct costs required to perform on the contracts during the 2025 periods compared to the prior year periods.

Gross Margin

Gross margin for the three months ended June 30, 2025 was $26 thousand and 43% of revenue compared to $58 thousand and 32% of revenue for the comparable prior year period. Gross margin for the six months ended June 30, 2025 was $39 thousand and 39% of revenue compared to $69 thousand and 33% of revenue for the comparable prior year period. The respective changes were primarily the result of changes in the mix of labor categories used to perform the active contracts.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2025 increased by $4,872 thousand and $6,842 thousand, respectively compared to the six months ended June 30, 2024. These increases are primarily due to higher research and development expenses, sales and marketing costs and general and administrative expenses, as discussed below.

Research and development expenses consist primarily of labor expenses for employees that primarily engage in research and development efforts and non-labor expenses for the development of hardware products and supporting software. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Research and development costs were $5,975 thousand and $8,960 thousand for the three and six months ended June 30, 2025 as compared to $2,094 thousand and $4,315 thousand for the three and six months ended June 30, 2024. Research and development expenses increased $3,881 thousand and $4,645 thousand for the three and six months ended June 30, 2025, respectively, as compared to the comparable prior year period primarily due to higher headcount and related payroll costs, higher recurring lab equipment and consumables costs, as well as higher depreciation for long-lived laboratory equipment, partially offset by hosting services.

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs. Sales and marketing expenses were $680 thousand and $1,352 thousand for the three and six months ended June 30, 2025 as compared to $429 thousand and $880 thousand for the three and six months ended June 30, 2024. Selling and marketing expenses increased 58% and 54% for the three and six months ended June 30, 2025, respectively as compared to the prior comparable period, primarily due to higher tradeshow  and travel-related costs and increased marketing program costs.

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services. General and administrative expenses were $3,542 thousand and $8,184 thousand for the three and six months ended June 30, 2025 as compared to $2,802 thousand and $6,459 thousand for the three and six months ended June 30, 2024.  General and administrative expenses increased 26% for the three months ended and increased 27% for the six months ended June 30, 2025, compared to the comparable prior year period primarily due to higher employee- and advisor-related expenses.

Non-operating Income (Expense)

Other non-operating income (expense) includes interest and other income, interest expense and change in fair value of derivative liability.

Interest and other income of $1,843 thousand and $3,539 thousand for the three and six months ended June 30, 2025 consists of earned interest on loans receivable and cash and cash equivalents. Interest income increased over the prior year by $1,770 thousand and $3,429 thousand for the three and six months ended June 30, 2025, respectively. The increase is primarily due to the Company maintaining higher cash balances in mutual funds and deposit and money market accounts during the 2025 periods compared to the 2024 periods.

Interest expense of $58 thousand and $116 thousand for the three and six months ended June 30, 2025 is related to late payroll tax filings. Interest expense of $155 thousand for the six months ended June 30, 2024 consisted of interest on financial liabilities. The borrowings were paid off during the year ended December 31, 2024.

The Company recognized a loss of $28,096 thousand during the three months ended June 30, 2025 as a result of the change in fair value of the QPhoton Warrant liability. During the six months ended June 30, 2025, the Company recognized a loss of $4,466 thousand related to the change in fair value of the QPhoton Warrant liability. The change in value of the warrant liability is comprised of mark-to-market adjustments for the QPhoton Warrants. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the Company’s closing bid price of $19.17 per share at June 30, 2025. No gains or losses were recorded in the comparable periods ended June 30, 2024.

Liquidity and Capital Resources.

We have incurred net losses and experienced negative cash flows from operations since inception. During the three and six months ended June 30, 2025, the Company raised $188.0 million and $218.6 million, respectively, through the private placement of equity.  The Company has no lines of credit or short-term debt obligations outstanding when excluding the remaining debt issuance costs. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. As of June 30, 2025, the Company had cash and cash equivalents of $348.8 million.

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

The following table summarizes total consolidated current assets, liabilities and working capital at June 30, 2025, compared to December 31, 2024 (in thousands):

	June 30, 2025	June 30, 2024	Change
Current assets	$350,225	$79,151	$271,074
Current liabilities	$3,972	$4,559	$(587)
Working capital (deficit)	$346,253	$74,592	$271,661

At June 30, 2025, we had working capital of $346.2 million as compared to working capital of $74.6 million at December 31, 2024, an increase of $271.7 million. The increase in working capital is primarily attributable to an increase in cash from the net proceeds of our sales of 22.2 million shares of common stock for an aggregate of $281.6   million during the six months ended June 30, 2025, offset by the use of cash to pay for operating expenses and capital investments in property and equipment.

Cash Flows

The following table summarizes our cash flow for the six months ended June 30, 2025 and 2024 (in thousands).

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(10,534)	$(7,862)
Net cash used in investing activities	(2,757)	(2,656)
Net cash provided by financing activities	283,104	10,985
Net increase in cash, cash equivalents, and restricted cash	$269,813	$467

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $10.5 million and $7.9 million, respectively, in each case primarily as a result of our net income (loss) in each period offset by noncash adjustments for stock-based compensation, mark-to-market valuation adjustments on financial liabilities, and depreciation and amortization.

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $2.8 million and $2.7 million, respectively, and was attributable to our purchase of computer hardware, laboratory and TFLN Chips manufacturing equipment.

Net cash provided by financing activities was $283.1 million and $11.0 million, respectively, for the six months ended June 30, 2025 and 2024. Cash flows provided by financing activities during the six months ended June 30, 2025 were primarily attributable to proceeds from our stock issuances.

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

There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended December 31, 2024.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

BV Advisory Partners, LLC Proceedings

BV Advisory v. QCi Appraisal Action

BV Advisory Partners, LLC (“BV Advisory”) was a shareholder of QPhoton, Inc., the predecessor in interest to the Company’s subsidiary, QPhoton, LLC (both referred to as “QPhoton” in this Legal Proceedings discussion). On October 13, 2022, BV Advisory filed a petition in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) seeking appraisal rights on the shares of common stock of QPhoton it owned (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the Delaware General Corporation Law.

BV Advisory v. QCi Breach of Contract Lawsuit

On March 1, 2021, QPhoton entered into a Note Purchase Agreement with BV Advisory (the “BV Note Purchase Agreement”), pursuant to which, on March 1, 2021, March 23, 2021, and July 9, 2021, QPhoton and BV Advisory entered into convertible promissory notes for $200,592, $150,000, and $150,000, respectively, for a total of $500,592. The notes bore interest at a rate of 6% per annum and matured two years from the issuance date. On June 16, 2022, the effective date of our acquisition of QPhoton, QPhoton tendered a cashier’s check to BV Advisory in the amount of $535,684.24, representing the full principal balance of the notes and accrued interest through June 16, 2022. On July 14, 2022, BV Advisory returned the cashier’s check and disputed the calculation of the amount paid to settle the notes.

On August 16, 2022, BV Advisory filed a complaint in the Delaware Chancery Court naming the Company and certain of its directors and officers (among others) as defendants. BV Advisory sought, among other relief, monetary damages from QPhoton for an alleged breach of the BV Note Purchase Agreement. After the Delaware Chancery Court dismissed BV Advisory’s other claims against the Company and QPhoton, on October 17, 2024, the Delaware Chancery Court entered a Stipulation and Order dismissing BV Advisory’s claim for breach of the BV Note Purchase Agreement, subject to BV Advisory’s right to elect to transfer its claim to the Superior Court of the state of Delaware (the “Delaware Superior Court”). BV Advisory elected to transfer the claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. On November 12, 2024, BV Advisory filed a new complaint in the Delaware Superior Court, asserting a claim for breach of the BV Note Purchase Agreement and for breach of the implied covenant of good faith and fair dealing.

QCi v. BV Advisory Injunction Lawsuit

On January 31, 2025, the Company filed a complaint in Delaware Chancery Court against BV Advisory and Barksdale, asserting claims for defamation, breach of contract, conversion, aiding and abetting conversion, and misappropriation of trade secrets based on their unauthorized possession and dissemination of certain of the Company’s confidential and privileged documents. The Company sought, among other relief, injunctive relief and damages.

Resolution

On July 17, 2025 the Company, BV Advisory, and Barksdale entered into a settlement agreement pursuant to which, among other things, the Company agreed to issue 1.9 million shares of its common stock to Barksdale or his designees and pay $750,000 to BV Advisory and Barksdale, collectively, and the parties dismissed their claims in the above actions with prejudice.

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who is required to file an amended complaint by August 26, 2025. The Company disputes the allegations in the complaint, intends to vigorously defend against the claims asserted including bringing a motion to dismiss the operative complaint, and does not believe it is necessary to accrue a litigation reserve at this time.

Shareholder Derivative Action Lawsuit

On March 31, 2025, a shareholder derivative action (the “March 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, purportedly on behalf of the Company , in the United States District Court for the District of New Jersey, for alleged breaches of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Securities Exchange Act of 1934 by the named officers and directors. No pre-litigation demand was made on the Company’s board of directors. The Company and its board of directors disputes the allegations in the complaint, intend to vigorously defend against the asserted claims, and do not believe it is necessary to accrue a litigation reserve at this time.

On May 6, 2025, a shareholder derivative action (the “May 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, purportedly on behalf of the Company , in the United States District Court for the District of New Jersey, for alleged breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting breaches of fiduciary duties, and violations of the Securities Exchange Act of 1934. No pre-litigation demand was made on the Company’s board of directors. The Company and its board of directors dispute the allegations in the complaint, intend to vigorously defend against the asserted claims, and do not believe it is necessary to accrue a litigation reserve at this time. Both the March 2025 Derivative Action and the May 2025 Derivative Action have been stayed pending the resolution of the Company’s motion to dismiss the Securities Class Action which the Company and named defendants in that action shall file pursuant to a scheduling order entered in that action on or before November 4, 2025.

On June 19, 2025, a shareholder derivative action (the “June 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey, for alleged breaches of fiduciary duties, waste, unjust enrichment, common law fraud, and violations of the Securities Exchange Act of 1934. The Company and its board of directors dispute the allegations in the complaint, intend to vigorously defend against the asserted claims, and do not believe it is necessary to accrue a litigation reserve at this time. The parties are preparing a draft stipulation to stay the action similar to the stays entered in the March 2025 Derivative Action and the May 2025 Derivative Action.

Stock Options Arbitration

In February 2025, the Company entered into arbitrations with two former consultants regarding the forfeiture of stock options. The Company had issued stock options to the consultants in 2020 and 2021 pursuant to their respective consulting agreements. The Company terminated the former consultants’ consulting agreements in March 2024, at which time the Company informed the former consultants that any vested options had to be exercised within three months of the termination date, per the Company’s equity and incentive plans. The former consultants did not exercise their vested options, and the options were duly forfeited. In December 2024, the former consultants claimed that they still retained the right to exercise the options, which the Company has rejected. The Company disputes these claims, intends to defend itself vigorously, and does not believe it is necessary to accrue a litigation reserve at this time.

Item 1A. Risk Factors.

The Company’s business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025 (the “2024 Form 10-K”) and Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2025, filed May 15, 2025 (the “first quarter 2025 Form 10-Q”). When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations, financial condition and stock price can be materially and adversely affected. Except for the risk factors disclosed in Part II, Item 1A of the first quarter 2025 Form 10-Q, there have been no material changes to the Company’s risk factors since the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered, unreported sales of or Company repurchases of the Company’s equity securities during the three months ended June 30, 2025.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1* #	Employment Agreement by and between Quantum Computing Inc. and Christopher Roberts, dated as of June 20, 2025	8-K	10.1	06/20/2025
10.2#	Form of Purchase Agreement, dated as of June 22, 2025, between Quantum Computing Inc. and each Purchaser (as defined therein)	8-K	10.1	06/25/2025
10.3	Placement Agency Agreement, dated June 22, 2025, between Quantum Computing Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	10.2	06/25/2025
10.4	Form of Lock-Up Agreement dated June 22, 2025	8-K	10.3	06/25/2025
10.5	Separation Agreement and General Release by and between Quantum Computing Inc. and William McGann, dated as of April 15, 2025	8-K	10.1	04/16/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.
#	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request; however, the Company may request confidential treatment of omitted items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: August 14, 2025	By:	/s/ Dr. Yuping Huang
Dr. Yuping Huang
Chief Executive Officer and President

	By:	/s/ Christopher Roberts
Christopher Roberts
Chief Financial Officer