Form 10-Q
period 2025-09-30
Quantum Computing Inc.
filed 2025-11-14
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 13, 2025, there were 224,123,304 shares of the registrant’s common stock outstanding.

QUANTUM COMPUTING INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUANTUM COMPUTING INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$352,436	$78,945
Accounts receivable, net	491	27
Inventory	956	18
Short-term investments	203,136	-
Accrued interest receivable	4,889	-
Prepaid expenses and other current assets	885	161
Total current assets	562,793	79,151
Property and equipment, net	12,675	8,212
Operating lease right-of-use assets	2,520	1,522
Intangible assets, net	7,005	8,972
Goodwill	55,573	55,573
Long-term investments	257,473	-
Other non-current assets	131	129
Total assets	$898,170	$153,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,170	$1,372
Accrued expenses	1,500	2,134
Deferred revenue	323	79
Other current liabilities	641	974
Total current liabilities	3,634	4,559
Derivative liability	14,743	40,532
Operating lease liabilities	1,943	1,181
Total liabilities	20,320	46,272
Commitments and Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; no shares issued and outstanding as September 30, 2025 and December 31, 2024; 3,080 shares of Series B Preferred Stock authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value, 250,000 shares authorized; 186,908 and 129,012 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	19	13
Additional paid-in capital	1,095,457	307,756
Accumulated deficit	(217,600)	(200,482)
Accumulated other comprehensive loss	(26)	-
Total shareholders’ equity	877,850	107,287
Total liabilities and shareholders’ equity	$898,170	$153,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenue	$384	$101	$484	$311
Cost of revenue	258	92	319	233
Gross profit	126	9	165	78
Operating expenses
Research and development	4,509	2,244	13,469	6,560
Sales and marketing	787	363	2,139	1,243
General and administrative	5,234	2,840	13,418	9,298
Total operating expenses	10,530	5,447	29,026	17,101
Loss from operations	(10,404)	(5,438)	(28,861)	(17,023)
Non-operating income (expense)
Interest and other income	3,544	70	7,083	180
Interest expense	(4)	(307)	(120)	(462)
Change in fair value of derivative liability	9,246	-	4,780	-
Income (loss) before income tax provision	2,382	(5,675)	(17,118)	(17,305)
Income tax provision	-	-	-	-
Net income (loss)	2,382	(5,675)	(17,118)	(17,305)
Other comprehensive loss
Unrealized losses on available-for-sale debt securities	(26)	-	(26)	-
Total comprehensive income (loss)	$2,356	$(5,675)	$(17,144)	$(17,305)

Income (Loss) per share:
Basic	$0.01	$(0.06)	$(0.12)	$(0.19)
Diluted	$0.01	$(0.06)	$(0.12)	$(0.19)

Weighted average shares used in computing net income (loss) per common share:
Basic	160,399	93,048	145,752	89,063
Diluted	166,833	93,048	145,752	89,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2025
								Accumulated
		Series A				Additional		Other	Total
	Mezzanine	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, July 1, 2025	$-	-	$-	157,911	$16	$615,948	$(219,982)	$-	$395,982
Issuance of shares for cash, net of issuance costs	-	-	-	26,867	3	474,882	-	-	474,885
Issuance of shares related to exercise of warrants	-	-	-	1,922	-	1,555	-	-	1,555
Stock-based compensation	-	-	-	208	-	3,072	-	-	3,072
Stock-based compensation for services	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	2,382	-	2,382
Unrealized losses on available-for-sale debt securities	-	-	-	-	-	-	-	(26)	(26)
Balances, September 30, 2025	$-	-	$-	186,908	$19	$1,095,457	$(217,600)	$(26)	$877,850

	Nine Months Ended September 30, 2025
								Accumulated
		Series A				Additional		Other	Total
	Mezzanine	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, January 1, 2025	$-	-	$-	129,012	$13	$307,756	$(200,482)	$-	$107,287
Issuance of shares for cash, net of issuance costs	-	-	-	49,065	5	756,522	-	-	756,527
Issuance of shares related to exercise of warrants	-	-	-	3,478	-	23,420	-	-	23,420
Stock-based compensation	-	-	-	5,353	1	7,741	-	-	7,742
Stock-based compensation for services	-	-	-	-	-	18	-	-	18
Net loss	-	-	-	-	-	-	(17,118)	-	(17,118)
Unrealized losses on available-for-sale debt securities	-	-	-	-	-	-	-	(26)	(26)
Balances, September 30, 2025	$-	-	$-	186,908	$19	$1,095,457	$(217,600)	$(26)	$877,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended September 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, July 1, 2024	$6,829	1,241	$-	94,416	$9	$209,086	$(143,570)	$65,525
Issuance of shares for cash	-	-	-	-	-	-	-	-
Repurchase of redeemable shares	(1,366)	(248)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	587	-	587
Stock-based compensation for services	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	(5,675)	(5,675)
Balances, September 30, 2024	$5,463	993	$-	94,416	$9	$209,675	$(149,245)	$60,439

	Nine Months Ended September 30, 2024
	Mezzanine	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	$-	1,490	$-	77,451	$8	$200,635	$(131,940)	$68,703
Issuance of shares for cash	-	-	-	16,605	1	14,628	-	14,629
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)	-	(8,195)
Repurchase of redeemable shares	(2,732)	(497)	-	-	-	-	-	-
Stock-based compensation	-	-	-	218	-	2,473	-	2,473
Stock-based compensation for services	-	-	-	142	-	134	-	134
Net loss	-	-	-	-	-	-	(17,305)	(17,305)
Balances, September 30, 2024	$5,463	993	$-	94,416	$9	$209,675	$(149,245)	60,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,118)	$(17,305)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	3,038	2,542
Amortization of issuance costs	-	323
Change in fair value of derivative liability	(4,780)	-
Amortization of operating lease right-of-use assets	373	206
Other recognized losses (gains)	-	31
Stock-based compensation expense	6,236	2,680
Stock-based compensation expense for services	18	21
Change in operating assets and liabilities
Accounts receivable	(464)	2
Inventory	(938)	(168)
Accrued interest receivable	(4,889)	-
Prepaid expenses and other current assets	(724)	(115)
Other non-current assets	(2)	-
Accounts payable	(202)	(539)
Deferred revenue	244	48
Accrued expenses and other current liabilities	336	20
Operating lease liabilities	(406)	(185)
Net cash used in operating activities	(19,278)	(12,439)

Cash flows from investing activities:
Purchase of property and equipment	(5,534)	(3,170)
Purchases of available-for-sale debt securities	(460,635)	-
Net cash used in investing activities	(466,169)	(3,170)

Cash flows from financing activities:
Proceeds raised from financial liabilities, net of issuance costs	-	6,995
Payments of financial liabilities, net of interest	-	(2,063)
Series A Preferred stock dividend payments	-	(215)
Repurchase of Series A preferred stock	-	(2,732)
Proceeds from stock issuance related to ATM facility	-	14,629
Proceeds from exercise of warrants	2,411	-
Proceeds from issuance of common stock	756,527	-
Net cash provided by financing activities	758,938	16,614

Net increase in cash and cash equivalents	273,491	1,005
Cash and cash equivalents, beginning of period	78,945	2,059
Cash and cash equivalents, end of period	$352,436	$3,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$31
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$1,371	$777
Fair value of derivative liability reclassed to additional paid-in capital due to exercise of warrants	$21,009	$-
Reclassification of Series A preferred stock to mezzanine equity	$-	$8,195
Valuation of derivative associated with convertible financial liability	$-	$666
Issuance of stock awards expensed in 2024, awarded in 2025	$1,506	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

The leading applications of our quantum offerings today are our Entropy Quantum Computing (“EQC”), reservoir computing, and quantum secured networks. Our longer-term product development plan is to migrate their current designs, as well as other product designs based on discrete components, to a set of TFLN optical integrated circuits built on TFLN wafers.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. We have not achieved a level of sales adequate to support the Company’s cost structure. The Company has historically incurred losses and negative cash flows from operations. During the nine months ended September 30, 2025, the Company issued 49.1 million shares of common stock for net proceeds of $756.5 million. As of September 30, 2025, the Company had cash and cash equivalents and short-term investments on hand of $555.6 million, an accumulated deficit of $217.6 million, and working capital of $559.2 million. As a result, the Company believes it has adequate cash and cash equivalents on hand to meet its obligations over the next 12 months.

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

Furthermore, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of September 30, 2025 and December 31, 2024, the Company had $294.7 million and $78.9 million, respectively, in cash equivalents invested in mutual funds. As of September 30, 2025 and December 31, 2024, the Company had $57.4 million and $0, respectively, invested in short-term US Treasury Notes. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, and the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our leases are comprised of office space leases, and as of September 30, 2025 and December 31, 2024, the Company was not party to any finance leases.

Valuation of Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of September 30, 2025, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not record any impairment related to long-lived assets.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of September 30, 2025 and December 31, 2024, $294.7 million and $78.9 million, respectively, of the Company’s cash and cash equivalents were in Level 1 assets, comprised of U.S. Government mutual funds. As of September 30, 2025 the Company available-for sale securities of $517.9 million were in Level 2 assets, comprised of U.S. Treasuries and corporate debt securities. The Company had $14.7 million and $40.5 million as of September 30, 2025 and December 31, 2024, respectively, in Level 3 liabilities, which are comprised of derivative liabilities. See Note 10, Capital Stock – Warrants, for a full discussion of the warrant liability.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes the potential dilutive effect of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the “If-Converted” method), unless the effect of such issuances would have been anti-dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted income (loss) per common share for periods with net losses.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic net income (loss) per common share:	2025	2024	2025	2024
Numerator:
Net income (loss) available to common stockholders	$2,382	$(5,675)	$(17,118)	$(17,305)

Denominator:
Weighted average outstanding shares of common share - basic	160,399	93,048	145,752	89,063
Income (loss) per common share - basic	$0.01	$(0.06)	$(0.12)	$(0.19)

Diluted net earnings (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$2,382	$(5,675)	$(17,118)	$(17,305)

Denominator:
Weighted average common shares outstanding - basic	160,399	93,048	145,752	89,063
Effect of dilutive securities	6,434	-	-	-
Weighted average common shares outstanding - diluted	166,833	93,048	145,752	89,063
Income (loss) per common share - diluted	$0.01	$(0.06)	$(0.12)	$(0.19)

For the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, all outstanding warrants, options and unvested restricted common stock were not included in the dilutive net loss per common share calculation as including them would have been anti-dilutive. For the three months ended September 30, 2025 warrants to purchase 800,827 shares related to the QPhoton merger were not included in the dilutive net income per common share calculation as including them would have been anti-dilutive.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial position or results of operations upon adoption.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the notes to the consolidated financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its condensed consolidated financial statements and related disclosures.

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company is currently evaluating the impact on its condensed consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC) and the SEC did not or are not expected to have a material effect on our condensed consolidated financial statements.

Note 3. Segment Reporting

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses condensed consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses, such as employee wages and benefits at a consolidated level, to manage the Company’s operations and strategic growth initiatives. The following table presents segment information of revenue, significant expenses and net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$384	$101	$484	$311
Less:
Salaries and employee related costs	3,104	2,451	10,343	7,287
Stock-based compensation	3,072	765	6,254	2,701
Rent and facilities	419	202	1,077	551
Professional services and legal fees	1,325	768	3,842	2,312
Technology & IT costs	469	255	1,728	715
Other sales and marketing costs	721	188	1,457	524
Depreciation and amortization expense	1,176	851	3,038	2,542
Other operational expense	502	59	1,606	702
Operating loss	(10,404)	(5,438)	(28,861)	(17,023)
Other income (loss)
Interest and other income	3,544	70	7,083	180
Interest expense	(4)	(307)	(120)	(462)
Change in fair value of derivative and warrant liabilities	9,246	-	4,780	-
Segment net income (loss)	$2,382	$(5,675)	$(17,118)	$(17,305)

Note 4. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2025, the Company has a valuation allowance against all of its net deferred tax assets.

The total effective tax rate was 0% for each of the nine months ended September 30, 2025 and 2024.

For each of the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Company did not pay any material state income tax during the three months and nine months ended September 30, 2025 and 2024.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2018 through present.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $264 thousand of uncertain tax positions as of September 30, 2025, all of which are related to R&D tax credits and are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Note 5. Available-For-Sale Debt Securities

The following table summarizes available-for sale debt securities held by the Company as of September 30, 2025:

	Remaining		Gross	Gross
	Contractual	Amortized	Unrealized	Unrealized
	Maturity	Cost	Gains	Losses	Fair Value
U.S. Treasuries	1 to 5 years	$396,482	$80	$-	$396,562
Corporate debt securities	1 to 9 years	121,476	-	(106)	121,370
Total available-for-sale debt securities		$517,958	$80	$(106)	$517,932

The Company may from time to time sell its available-for-sale debt securities. There were no realized gains or losses on sales of available-for-sale debt securities for the three or nine months ended September 30, 2025. The Company’s investment portfolio includes callable securities that may be called prior to maturity. There were no realized gains or losses on called available-for-sale debt securities for the three and nine months ended September 30, 2025.

The aggregated net unrealized loss on available-for-sale debt securities in the amount of $26 thousand has been recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet as of September 30, 2025.

Note 6. Intangible Assets, net

As a result of the QPhoton Merger, the Company has the following amounts related to intangible assets (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(3,251)	$-	$3,251	$(2,800)	$451
Website domain name and trademark	1,009	(673)	336	1,009	(521)	488
Technology and licensed patents	12,731	(6,062)	6,669	12,731	(4,698)	8,033
Total	$16,991	$(9,986)	$7,005	$16,991	$(8,019)	$8,972

The Company recorded amortization expense of the Company’s intangible assets of $505 thousand and $780 thousand during the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $2.3 million during the nine months ended September 30, 2025 and 2024, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2025 (remaining three months)	$505
2026	2,021
2027	1,903
2028	1,819
2029	757
Total	$7,005

Note 7. Property and Equipment, net

The Company’s property and equipment are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	September 30, 2025	December 31, 2024
Computer and lab equipment	$12,123	$8,438
Network equipment	32	29
Furniture and fixtures	98	37
Software	276	77
Leasehold improvements	2,171	597
Total cost of property and equipment	14,700	9,178
Accumulated depreciation	(2,025)	(966)
Property and equipment, net	$12,675	$8,212

The Company recorded depreciation expense of $671 thousand and $75 thousand during the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $214 thousand during the nine months ended September 30, 2025 and 2024, respectively, using useful lives of the Company’s long-lived assets as follows:

Estimated Useful
Life (Years)
Computer and lab equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lesser of lease term or 5

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense. There were no significant gains or losses in the three and nine months ended September 30, 2025 or 2024.

Note 8. Operating Leases

As of September 30, 2025, the Company has use of space in three different locations, Hoboken, NJ, Tempe, AZ, and Arlington, VA, under lease or membership agreements, which expire at various dates through July 31, 2030. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2025 (in thousands):

The Company’s operating lease commitments as of September 30, 2025 are as follows (in thousands):

Lease Payments
Year	Due
2025 (remaining three months)	$78
2026	1,001
2027	1,028
2028	665
2029	213
Thereafter	126
Total minimum payments	3,111
Less: imputed interest	(527)
Present value of operating lease liabilities	2,584
Less: current portion included in other current liabilities	(641)
Long-term operating lease liabilities	$1,943

Other information related to operating lease liabilities consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash paid for operating lease liabilities	$212	$83	$517	$248

	September 30, 2025	December 31, 2024
Weighted average remaining lease term in years	3.37	3.30
Weighted average discount rate	10.80%	10.00%

Note 9. Commitments and Contingencies

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

BV Advisory v. QCi Breach Lawsuit

At the time of the QPhoton Merger in June 2022, QPhoton had an outstanding balance of principal and interest due to BV Advisory Partners LLC (“BV Advisory”) based on a note purchase agreement that QPhoton had entered into with BV Advisory on March 1, 2021 (the “BV Note Purchase Agreement”). Accordingly, the Company had recorded an estimated payable, recognized as other current liabilities on the condensed consolidated financial statements, based on best available information in the amount of $536 thousand as of December 31, 2024. During the quarter ended September 30 2025, this amount was settled for $750K with the remaining amount recognized once the settlement agreement was finalized.

On August 16, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware naming QPhoton, the Company and certain of the Company’s directors and officers (among others) as defendants seeking, among other relief, monetary damages for an alleged breach of the BV Note Purchase Agreement. During the year ended December 31, 2024, BV Advisory’s other claims were dismissed by the Delaware Chancery Court and BV Advisory transferred its claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. On July 17, 2025, the Company, Keith Barksdale (“Barksdale”) (the managing member of BV Advisory), and BV Advisory entered into a settlement agreement pursuant to which BV Advisory, dismissed its claims under the BV Note Purchase Agreement with prejudice. The terms of the settlement agreement are summarized in Part II, Item 1. Legal Proceedings.

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

Accordingly, as of September 30, 2025 and December 31, 2024, the Company had neither issued 2,957,251 shares of the Company’s common stock on an as converted basis (the “Unissued QPhoton Shares”) nor 702,834 warrants to purchase shares of the Company’s common stock (the “Unissued QPhoton Warrants”) that were included in the Merger Consideration. The shares of common stock underlying the Unissued QPhoton Warrants are included in the condensed consolidated statement of stockholder’s equity as additional paid in capital as of September 30, 2025 and December 31, 2024, and the Unissued QPhoton Warrants have a carrying value of $14.7 million and $40.5 million, respectively, as a liability on the Company’s condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024. Pursuant to the settlement agreement, the Company agreed to issue to Barksdale or his designees 1.9 million shares of the Company’s common stock and BV Advisory dismissed its claims under the appraisal action with prejudice. The terms of the settlement agreement are summarized in Part II, Item 1. Legal Proceedings.

Note 10. Capital Stock

Authorized Classes of Stock

As of September 30, 2025, the Company’s Board of Directors has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as Series A preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of September 30, 2025 and December 31, 2024. The Board has also authorized 3,079,864 shares of preferred stock as Series B preferred stock, par value $0.0001 per share, none of which are issued and outstanding as of September 30, 2025 and December 31, 2024.

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

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Series A Redemption Agreement”) with the current holders (the “Series A Holders”) of the Series A Preferred Stock. Accordingly, $8.195 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s condensed consolidated balance sheet as of March 31, 2024, in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”. The Mezzanine Equity is valued at the date of the Private Placement issuance. Pursuant to the Series A Redemption Agreement, the Company agreed to redeem all outstanding shares of Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments. In addition, the Series A Holders agreed to waive, on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Certificate of Designations of the Series A Preferred Stock, including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock SPAs. As of December 31, 2024 and September 30, 2025, there were no shares of Series A Preferred Stock outstanding. During the nine months ended September 30, 2024, the Company redeemed 496,698 shares of Series A Preferred Stock for approximately $2.7 million, in cash paid to the Series A Holders.

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

The Company did not sell any shares through the ATM Facility for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold 16,604,770 shares of the Company’s common stock through the ATM Facility at an average price of $0.88, from which the Company received net proceeds of $14.6 million.

Private Placement Offering

On January 7, 2025, the Company entered into securities purchase agreements (the “January SPAs”) for a private placement offering (the “January Private Placement”) to sell an aggregate of 8,163,266 shares (the “January Placement Shares”) of the Company’s common stock at a purchase price of $12.25 per share. The January Private Placement closed on January 9, 2025, and resulted in gross proceeds of $100 million before deducting placement agent commissions and other offering expenses of $6.4 million. Furthermore, the Company filed a registration statement registering the resale of the January Placement Shares on January 2, 2025, which the SEC declared effective February 3, 2025.

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

Pursuant to the Purchase Agreements and the Placement Agency Agreement (as defined below), the Company agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of its common stock or common stock equivalents, or file any registration statement or any amendment or supplement thereto, through September 7, 2025, subject to certain customary exceptions, without the consent of the Placement Agent.

Placement Agency Agreement

The Company also entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Titan, dated June 22, 2025, pursuant to which Titan acted as the exclusive placement agent for the Company in connection with the Placement. The Company agreed to pay Titan a cash fee based on the total size of the Placement according to a formula set forth in the Placement Agency Agreement. In addition, the Company agreed to reimburse Titan for up to $100,000 of its fees and expenses in connection with the Placement.

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

Private Placement Offering

On September 21, 2025, the Company entered into securities purchase agreements (the “September Purchase Agreements”) pursuant to which the Company agreed to issue to the Purchasers (as defined therein), in a private placement (the “September Placement”), an aggregate of 26,867,276 shares (the “September Placement Shares”) of the Company’s common stock. The closing of the September Placement occurred on September 24, 2025. The September Placement resulted in gross proceeds of approximately $500 million before deducting placement agent commissions and other offering expenses.

The Company was required to file a registration statement providing for the resale of the September Placement Shares by October 9, 2025. The Company filed a registration statement on Form S-3ASR on October 1, 2025.

Pursuant to the September Purchase Agreements and the September Placement Agency Agreement (as defined below), the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period of 75 days after the closing date of the September Placement, subject to certain customary exceptions, without the consent of the Placement Agent and the Purchasers.

Placement Agency Agreement

The Company also entered into a Placement Agency Agreement (the “September Placement Agency Agreement”) with Titan dated September 21, 2025, pursuant to which Titan acted as the exclusive placement agent for the Company in connection with the September Placement. The Company agreed to pay Titan a 5% cash fee based on the total size of the September Placement, as set forth in the September Placement Agency Agreement. In addition, the Company agreed to reimburse Titan for up to $100,000 of its fees and expenses in connection with the September Placement.

The September Placement Agency Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.

Lock-Up Agreements

Pursuant to Lock-Up Agreements with the Company, the Company’s directors and executive officers agreed for a period of 60 days after the closing date of the September Placement, subject to certain exceptions, not to directly or indirectly offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position with respect to, any shares of the Company’s common stock or securities convertible, exchangeable or exercisable into common stock, that they beneficially own, hold, or thereafter acquire, or make any demand for or exercise any right or cause to be filed a registration, including any amendments thereto, with respect to the registration of any common stock or common stock equivalents or publicly disclose the intention to do any of the foregoing.

The total amount of net proceeds raised for the nine months ended September 30, 2025 was $758.9 million, which includes $2.4 million resulting from exercise of warrants.

Warrants

The table below summarizes the warrants outstanding at September 30, 2025 (in thousands, except exercise price data):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Cancelled	Warrants Outstanding

August 18, 2020	August 18, 2025	$2.00	171	(171)	-	-
June 16, 2022	May 9, 2027	$0.0001	6,325	(1,187)	(4,338)	800
November 18, 2024	November 18, 2029	$2.875	800	(304)	-	496
December 12, 2024	December 12, 2029	$5.75	500	(100)	-	400
January 9, 2025	January 9, 2030	$14.0875	327	(65)	-	262
						1,958

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00 per share. As of September 30, 2025, all of these warrants were exercised.

On June 16, 2022, the Company issued 6.3 million QPhoton Warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 per share. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of September 30, 2025, the Company expects 800 thousand (the “In-the-Money QPhoton Warrants) of the 800 thousand outstanding QPhoton Warrants are to be exercised as the exercise prices of the Underlying Options associated with the In-the-Money QPhoton Warrants are below the closing of the Company’s bid stock price of $18.41 per share as of September 30, 2025. The 6.3 million issued warrants represent a portion of the 7.0 million QPhoton Warrants, having been received by two former QPhoton shareholders. A third shareholder rejected the Merger Consideration and commenced litigation, and as of September 30, 2025 that litigation was resolved and the associated 702,834 warrants were forfeited, of which 481,949 would have been canceled to date due to forfeitures of Underlying Options. See Part I, Item 3, Legal Proceedings, for additional information on the status of the litigation.

During the nine months ended September 30, 2025, a total of 469,306 of the Placement Agent warrants were exercised by principals of Titan Capital Partners, resulting in proceeds to the Company of $2.4 million. The warrants exercised were 304,000 at an exercise price of $2.875, 100,000 at an exercise price of $5.75 and 65,306 at an exercise price of $14.0875. In addition, during the nine months ended September 30, 2025 1.187 million QPhoton warrants were exercised, at an exercise price of $0.0001, resulting in proceeds to the Company of $119 thousand. Due to the exercise of these QPhoton warrants, $21.0 million of the derivative liability was reclassified to additional paid-in capital during the nine months ended September 30, 2025. Total shares issued due to exercise of all warrants during the nine months ended September 30, 2025, were 1,671,439 (including 1.656 million shares from exercise of the Placement Agent warrants) and proceeds to the Company from all warrant exercises during the nine months ended September 30, 2025 were $2.399 million.

As of September 30, 2025, of the 6.3 million QPhoton Warrants issued, approximately 69% have been forfeited because the corresponding Underlying Options had expired or been forfeited. Further, as discussed in Note 2, Significant Accounting Policies – Fair Value of Financial Instruments, the QPhoton Warrants are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock and then accounting for changes period-over-period by realizing a mark-to-market gain or loss for the period. Due to the difference between the exercise price and the market value of the Company’s common stock as of the balance sheet dates and the probability of the underlying options and warrants being exercised are the only significant inputs in the valuation of the warrant liability. The market value of the Company’s stock was $18.41 per share and $16.55 per share as of September 30, 2025 and December 31, 2024, respectively (the “Balance Sheet Date Stock Prices”), and the probability of exercise was determined based on whether the exercise price of the underlying options and warrants was above or below the Balance Sheet Date Stock Prices, resulting in the QPhoton Warrants being out-of-the-money or in-the-money, respectively. Accordingly, the Company recognized a mark-to-market gain of $9.2 million, and $4.8 million during the three and nine months ended September 30, 2025, respectively. In addition, due to the exercise of QPhoton warrants, $21.0 million of the derivative liability was reclassified to additional paid-in capital during the nine months ended September 30, 2025. No mark-to-market gain or loss was recorded during the three and nine months ended September 30, 2024. As of September 30, 2025, the QPhoton Warrants have a carrying value of $14.7 million as a liability on the Company’s condensed consolidated balance sheet.

Note 11. Stock-based Compensation

Incentive Plans

The Quantum Computing Inc. 2019 Equity and Incentive Plan, as amended in 2021 enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3.0 million shares of common stock, all of which have been issued.

On July 5, 2022, the Board of Directors adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”), which was approved by a majority of the shareholders in September 2022. The 2022 Plan initially provided for the issuance of up to 16 million shares of the Company’s common stock and includes provisions for annual automatic evergreen increases of 1,000,000 shares of common stock. As of September 30, 2025, the total number of shares of our common stock reserved for issuance under the 2022 Plan is 19.0 million and of that amount a total of 17.0 million shares, including 6.9 million shares underlying options, were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the nine months ended September 30, 2025 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)

Balance as of December 31, 2024	12,983	$2.34	2.9
Granted	1,455	10.76	4.5
Exercised*	(7,168)	2.30	-
Forfeited	(342)	8.10	-
Balance as of September 30, 2025	6,928	$3.86	2.8
Vested and exercisable as of September 30, 2025	3,512	$3.92	2.4

*	The difference of 1,815 compared to the condensed consolidated statement of stockholders equity amount of 5,353 is a result of the Company’s policy to allow net exercise of options.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Exercise price	$15.24 – 20.21	$1.00 – 1.12	$1.00 – 20.21	$1.00 – 1.12
Risk-free interest rate	3.6 – 4.1%	5.2 – 5.2%	3.6 – 4.2%	5.2 – 5.2%
Expected volatility	133.0 – 136.5%	93.2 – 104.6%	130.0 – 138.0%	93.2 – 104.6%
Expected dividend yield	0%	0%	0%	0%
Expected life of options (in years)	5.0	5.0	5.0	5.0

The following table summarizes the exercise price range as of September 30, 2025 (in thousands, except exercise price data):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 - $1.00	75	45
$1.00 - $2.00	3,726	1,124
$2.00 - $3.00	1,295	1,287
$3.00 - $6.00	158	38
$6.00 - $8.00	967	742
$8.00 - $12.00	227	177
$12.00 - $15.00	30	-
$15.00 - $20.00	435	100
$20.00 - $21.00	15	-
	6,928	3,513

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $10.76 and $1.00 per share, respectively. As of September 30, 2025, total unrecognized compensation cost related to common stock options was $8.4 million, which is expected to be recognized over a period of 2.9 years.

Restricted Stock

As of September 30, 2025, there were 1.1 million shares of the Company’s common stock issued and unvested that had been awarded as stock-based compensation under the 2022 Plan. The following table summarizes the Company’s activity for restricted stock tied to vesting schedules for the nine months ended September 30, 2025 (in thousands):

	Number Outstanding	Weighted Average Fair Value

Unvested as of December 31, 2024	1,264	$1.20
Granted	-	-
Vested	(130)	0.67
Forfeited	(8)	0.67
Unvested as of September 30, 2025	1,126	$0.75

Stock-based Compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$526	$562	$1,490	$1,761
Selling and marketing	62	12	153	123
General and administrative	2,484	189	4,593	796
Total stock-based compensation	$3,072	$763	$6,236	$2,680

For the nine months ended September 30, 2025, stock-based compensation on the condensed consolidated statements of stockholders’ equity was $1.5 million higher than expense recorded in the consolidated statement of operations, due to timing differences between award dates and the realization of stock-based compensation expense. There was no difference between stock-based compensation expense recorded for the three months ended September 30, 2025. For the three and nine months ended September 30, 2024, stock-based compensation on the condensed consolidated statements of stockholders’ equity was $176 thousand and $207 thousand lower, respectively, recorded due to timing differences between award dates and the realization of stock-based compensation expense.

The Company did not issue any shares of common stock as compensation during the nine months ended September 30, 2025. During the nine months ended September 30, 2025 and September 30, 2024, the Company issued 25 thousand shares of common stock to former executives per their separation agreements, and during the nine months ended September 30, 2024 the Company issued 218 thousand shares of common stock to former executives per their respective employment and separation agreements (the “Separation Agreement Shares”). In conjunction with the Separation Agreement Shares, the Company recognized $472 thousand and $197 thousand of stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively, and does not expect future expense related to these offerings as the Separation Agreement Shares are fully vested.

Stock-based Compensation for Services

The Company recognized stock-based compensation expense for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted, in the following expense categories of its consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$-	$-	$6	$-
Selling and marketing	-	-	10	-
General and administrative	-	2	2	21
Total stock-based compensation	$-	$2	$18	$21

For the nine months ended September 30, 2024, stock-based compensation for services on the condensed consolidated statements of stockholders’ equity was $113 thousand higher, respectively, as compared to the expense recorded due to timing differences between award dates and the realization of stock-based compensation expense. No such timing differences existed for the three and nine months ended September 30, 2025 or for the three months ended September 30, 2024.

The Company did not issue any shares of the Company’s common stock as compensation for services during the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company issued 142 thousand shares of common stock for services.

Note 12. Related Party Transactions

There were no related party transactions during the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, the Company has begun to commercialize some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 14. Subsequent Events

Securities Purchase Agreements

On October 5, 2025, the Company entered into securities purchase agreements (the “October Purchase Agreements”) pursuant to which the Company agreed to issue to the Purchasers (as defined therein), in a private placement (the “October Placement”), an aggregate of 37,183,937 shares (the “October Placement Shares”) of the Company’s common stock. The closing of the October Placement occurred on October 8, 2025. The October Placement resulted in gross proceeds of approximately $750 million before deducting placement agent commissions and other offering expenses.

The Company was required to file a registration statement providing for the resale of the October Placement Shares by October 23, 2025. The Company filed such registration statement on Form S-3ASR on October 10, 2025.

Pursuant to the October Purchase Agreements and the October Placement Agency Agreement (as defined below), the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period of 75 days after the closing date of the October Placement, subject to certain customary exceptions, without the consent of Titan and the Purchasers.

Placement Agency Agreement

The Company also entered into a Placement Agency Agreement (the “October Placement Agency Agreement”) with Titan dated October 5, 2025, pursuant to which Titan acted as the exclusive placement agent for the Company in connection with the October Placement. The Company agreed to pay Titan a 4% cash fee based on the total size of the October Placement, as set forth in the October Placement Agency Agreement. In addition, the Company agreed to reimburse Titan for up to $100,000 of its fees and expenses in connection with the October Placement.

The October Placement Agency Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.

Lock-Up Agreements

Pursuant to Lock-Up Agreements with the Company, the Company’s directors and executive officers agreed for a period of 60 days after the closing date of the October Placement, subject to certain exceptions, not to directly or indirectly offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position with respect to, any shares of the Company’s common stock or securities convertible, exchangeable or exercisable into Common Stock, that they beneficially own, hold, or thereafter acquire, or make any demand for or exercise any right or cause to be filed a registration, including any amendments thereto, with respect to the registration of any common stock or common stock equivalents or publicly disclose the intention to do any of the foregoing.

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

Business Overview

QCi is a development stage company with limited operations and revenue. The Company is developing quantum and ancillary non-quantum products for high-performance computing, sensing, and networking applications based on proprietary photonics technology. QCi’s products are designed to operate at room temperature and low power at an affordable cost in the areas of high-performance computing, sensing, and quantum cybersecurity. The Company has generated some revenue based on sales of products and related services to date and is expanding its sales and marketing efforts. The Company’s development team includes optical engineers, technicians, mathematicians, physicists, and software developers.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages, with non-meaningful percentage changes labeled as “NM”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Total revenue	$384	$101	280%	$484	$311	56%
Cost of revenue	258	92	180%	319	233	37%
Gross profit	126	9	1,300%	165	78	112%
Gross profit margin	33%	9%	268%	34%	25%	36%
Operating expenses:
Research and development	4,509	2,244	101%	13,469	6,560	105%
Sales and marketing	787	363	117%	2,139	1,243	72%
General and administrative	5,234	2,840	84%	13,418	9,298	44%
Total operating expenses	10,530	5,447	93%	29,026	17,101	70%
Loss from operations	(10,404)	(5,438)	91%	(28,861)	(17,023)	70%
Non-operating income (expense):
Interest and other income	3,544	70	NM	7,083	180	NM
Interest expense	(4)	(307)	NM	(120)	(462)	NM
Change in fair value of derivative liability	9,246	-	100%	4,780	-	100%
Total non-operating income (expense)	12,786	(237)	NM	11,743	(282)	NM
Net income (loss)	$2,382	$(5,675)	(142)%	$(17,118)	$(17,305)	(1)%

Revenue for the three months ended September 30, 2025 was $384 thousand compared to $101 thousand for the comparable prior year period, an increase of $283 thousand or 280%. Revenue for the nine months ended September 30, 2025 was $484 thousand compared to $311 thousand for the comparable prior year period, an increase of $173 thousand or 56%. The respective increases in revenue are primarily due to increases in the number of, size of and level of effort performed on active customer proof-of-concept and research and development services and custom hardware contracts. Increasing the hours worked on time and materials R&D contracts increased recognized revenue, and additional labor and materials was required to achieve a higher percentage completion on custom hardware contracts. The Company also started to recognize revenue for cloud-based access to the Dirac-3 quantum optimization system during the three months ended September 30, 2025.

Cost of Revenue

Cost of revenue, which consists of direct labor expenses, primarily salary costs for engineering and solutions staff delivering services, and other direct component costs for custom hardware on research and development contracts, was $258 thousand for the three months ended September 30, 2025, compared to $92 thousand for the comparable prior year period, an increase of $166 thousand or 180%. Cost of revenue was $319 thousand for the nine months ended September 30, 2025, compared to $233 thousand for the comparable prior year period, an increase of $86 thousand or 37%. These increases are primarily due to the increases in direct labor expenses on R&D services contracts and custom hardware contracts, and increased other direct costs (primarily parts and materials) required to perform on the contracts during the 2025 periods compared to the prior year periods. Revenue increased faster than direct costs year over year due to greater use of labor categories with higher margins and sale of Dirac-3 computing services.

Gross Margin

Gross margin for the three months ended September 30, 2025 was $126 thousand and 33% of revenue compared to $9 thousand and 9% of revenue for the comparable prior year period. Gross margin for the nine months ended September 30, 2025 was $165 thousand and 34% of revenue compared to $78 thousand and 25% of revenue for the comparable prior year period. The respective changes were primarily the result of changes in the mix of labor categories and number of personnel used to perform the active contracts. Gross margins also increased year over year due to greater use of labor categories with higher margins, and the start of revenue from cloud-access to Dirac-3, which has a higher gross margin than R&D services.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2025 increased by $5.1 million and $11.9 million, respectively compared to the three and nine months ended September 30, 2024. These increases are due to higher research and development expenses, sales and marketing costs and general and administrative expenses, as discussed below.

Research and development expenses consist primarily of labor expenses for employees that primarily engage in research and development efforts and non-labor expenses for the development of hardware products and supporting software. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Research and development costs were $4.5 million and $13.5 million for the three and nine months ended September 30, 2025, compared to $2.2 million and $6.6 million, respectively for the three and nine months ended September 30, 2024. Research and development expenses increased $2.3 million and $6.9 million, respectively, for the three and nine months ended September 30, 2025. These increases were due to higher headcount and related payroll costs and stock based compensation expense, higher recurring lab equipment and consumables costs, and higher depreciation for long-lived laboratory equipment, partially offset by hosting services. The Company is aggressively pursuing its technology roadmap and has hired additional scientists, engineers and technicians in order to accelerate the development of key technologies and products.

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs. Sales and marketing expenses were $787 thousand and $2.1 million for the three and nine months ended September 30, 2025 as compared to $363 thousand and $1.2 million for the three and nine months ended September 30, 2024. Selling and marketing expenses increased 117% and 72% for the three and nine months ended September 30, 2025, respectively, as compared to the prior comparable period, primarily due to increases in the sales staff, higher tradeshow and travel-related costs and increased marketing program costs. During 2025 the sales and marketing team has participated in 1or 2 conferences and trade shows per month, compared to 1 or 2 trade shows per quarter during 2024, including greater participation in international quantum technology events, resulting in higher travel expenses.

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions and professional fees incurred for legal, auditing and other consulting services. General and administrative expenses were $5.2 million and $13.4 million for the three and nine months ended September 30, 2025 compared to $2.8 million and $9.3 million for the three and nine months ended September 30, 2024.  General and administrative expenses increased 84% for the three months ended and increased 44% for the nine months ended September 30, 2025, compared to the comparable prior year periods primarily due to higher employee and advisor-related expenses relating to development and implementation of internal financial controls, expansion of accounting staff, increased recruiting fees and legal expenses related to multiple financings and ongoing litigation.

Non-operating Income (Expense)

Non-operating income (expense) includes interest and other income, interest expense and change in fair value of derivative liability.

Interest and other income of $3.5 million and $7.1 million for the three and nine months ended September 30, 2025 consists of changes in the fair value of investments and earned interest on cash and cash equivalents offset by interest expense. Interest income increased over the prior year by $3.5 million and $6.9 million, respectively, for the three and nine months ended September 30, 2025. These increases are due to the Company maintaining higher cash balances in mutual funds, deposit and money market accounts, U.S. Treasuries and corporate bonds during the 2025 periods compared to the 2024 periods as a result of the substantial amount of new funding the Company raised in 2025 compared to 2024.

Interest expense of $4 thousand and $120 thousand, respectively, for the three and nine months ended September 30, 2025 is related to late payroll tax filings. Interest expense of $307 thousand and $462 thousand for the three and nine months ended September 30, 2024 consisted of interest on financial liabilities. The related borrowings were paid off during the year ended December 31, 2024.

The Company recognized a gain of $9.2 million during the three months ended September 30, 2025 as a result of the change in fair value of the QPhoton Warrant liability. During the nine months ended September 30, 2025, the Company recognized a gain of $4.8 million related to the change in fair value of the QPhoton Warrant liability. The change in value of the warrant liability is comprised of mark-to-market adjustments for the QPhoton Warrants. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the Company’s closing bid price of $18.41 per share on September 30, 2025. No gains or losses were recorded in the comparable periods ended September 30, 2024.

Liquidity and Capital Resources.

We have incurred net losses and experienced negative cash flows from operations since inception. During the three and nine months ended September 30, 2025, the Company raised $474.9 million and $756.5 million, respectively, through the private placement of equity. The Company has no lines of credit or short-term debt obligations outstanding when excluding the remaining debt issuance costs. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. As of September 30, 2025, the Company had cash and cash equivalents of $352.4 million and investments of $460.6 million.

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

The following table summarizes total consolidated current assets, liabilities and working capital at September 30, 2025, compared to December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024	Change
Current assets	$562,793	$79,151	$483,642
Current liabilities	$3,634	$4,559	$(925)
Working capital	$559,159	$74,592	$484,567

At September 30, 2025, we had working capital of $559.2 million as compared to working capital of $74.6 million at December 31, 2024, an increase of $484.6 million. The increase in working capital is primarily attributable to an increase in cash and available-for-sale debt securities from the net proceeds of our sales of 49.1 million shares of common stock for an aggregate of $756.5 million during the nine months ended September 30, 2025, offset by the use of cash to pay for operating expenses and capital investments in property and equipment.

Cash Flows

The following table summarizes our cash flow for the nine months ended September 30, 2025 and 2024 (in thousands).

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(19,278)	$(12,439)
Net cash used in investing activities	(466,169)	(3,170)
Net cash provided by financing activities	758,938	16,614
Net increase in cash and cash equivalents	$273,491	$1,005

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $19.3 million and $12.4 million, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock-based compensation, mark-to-market valuation adjustments on financial liabilities, and depreciation and amortization.

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $466.2 million and $3.1 million, respectively, and was attributable to our purchase of computer hardware, laboratory and TFLN Chips manufacturing equipment as well as the purchase of $460.6 million in available-for-sale debt securities.

Net cash provided by financing activities was $758.9 million and $16.6 million, respectively, for the nine months ended September 30, 2025 and 2024. Cash flows provided by financing activities during the nine months ended September 30, 2025 were primarily attributable to net proceeds from our stock issuances.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Resolution

On July 17, 2025, the Company entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) with Barksdale and BV Advisory, pursuant to which, among other things, (i) Barksdale, BV Advisory, and the Company agreed to settle all disputes between them without admissions of any kind and release all Claims, as defined therein, that they might have against each other, on the terms and conditions set forth therein, (ii) the Company agreed to pay $750,000 to BV Advisory and Barksdale, collectively, and issue 1,900,000 shares of its common stock (the “Shares”) to Barksdale or entities designated by him, and (iii) the Company agreed to file a registration statement providing for the resale of the Shares by July 31, 2025. On July 28, the Company filed such a resale registration statement on Form S-1, which the SEC declared effective on August 4, 2025. BV Advisory had been both a lender to and shareholder of QPhoton.

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who filed an amended operative complaint on or about August 26, 2025. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims asserted. The Company intends to file a motion to dismiss the operative complaint on or before November 14, 2025

Shareholder Derivative Action Lawsuit

On March 31, 2025, a shareholder derivative action (the “March 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, purportedly on behalf of the Company , in the United States District Court for the District of New Jersey, for alleged breaches of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and violations of the Exchange Act by the named officers and directors. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. No pre-litigation demand was made on the Company’s board of directors. The Company and its board of directors dispute the allegations in the complaint and intend to vigorously defend against the asserted claims.

On May 6, 2025, a shareholder derivative action (the “May 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, purportedly on behalf of the Company , in the United States District Court for the District of New Jersey, for alleged breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, aiding and abetting breaches of fiduciary duties, and violations of the Exchange Act. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. No pre-litigation demand was made on the Company’s board of directors. The Company and its board of directors dispute the allegations in the complaint and intend to vigorously defend against the asserted claims

On June 19, 2025, a shareholder derivative action (the “June 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey, for alleged breaches of fiduciary duties, waste, unjust enrichment, common law fraud, and violations of the Exchange Act. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs.The Company and its board of directors dispute the allegations in the complaint and intend to vigorously defend against the asserted claims.

On September 25, 2025, a shareholder derivative action (the “September 2025 Derivative Action”) was filed against certain of the Company’s current and past officers and directors, purportedly on behalf of the Company, in the Superior Court of New Jersey Chancery Division, Hudson County, for alleged breaches of fiduciary duty, unjust enrichment, gross mismanagement, corporate waste, and aiding and abetting fiduciary duties. The complaint is premised on the same core facts as the securities class action and other related derivative actions previously filed and pending in the United States District Court for the District of New Jersey, specifically, the complaint alleges omissions and misrepresentations related to Quad M, QPhoton, NASA, millionways, and the TFLN foundry. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. The Company and its board of directors dispute the allegations in the complaint and intend to vigorously defend against the asserted claims.

The March 2025 Derivative Action, May 2025 Derivative Action, June 2025 Derivative Action, and September 2025 Derivative Action, have each been stayed pending the resolution of the Company’s motion to dismiss the Securities Class Action which the Company and named defendants in that action plan to file on or before November 14, 2025.

Stock Options Arbitration

In February 2025, the Company entered into arbitrations with two former consultants regarding the forfeiture of stock options. The Company had issued stock options to the consultants in 2020 and 2021 pursuant to their respective consulting agreements. The Company terminated the former consultants’ consulting agreements in March 2024, at which time the Company informed the former consultants that any vested options had to be exercised within three months of the termination date, per the Company’s equity and incentive plans. The former consultants did not exercise their vested options, and the options were duly forfeited. In December 2024, the former consultants claimed that they still retained the right to exercise the options, which the Company has rejected. The Company disputes these claims and intends to defend itself vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered, unreported sales of, or Company repurchases of, the Company’s equity securities during the three months ended September 30, 2025.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1* #	Amendment No. 2 to Employment Agreement by and between Quantum Computing Inc. and Yuping Huang, dated as of May 12, 2025				X
10.2#	Form of Purchase Agreement, dated as of September 21, 2025, between Quantum Computing Inc. and each Purchaser (as defined therein)	8-K	10.1	09/24/2025
10.3	Placement Agency Agreement, dated September 21, 2025, between Quantum Computing Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	10.2	09/24/2025
10.4	Form of Lock-Up Agreement dated September 21, 2025	8-K	10.3	09/24/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.
#	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request; however, the Company may request confidential treatment of omitted items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM COMPUTING INC.

Dated: November 14, 2025	By:	/s/ Dr. Yuping Huang
Dr. Yuping Huang
Chief Executive Officer and President

	By:	/s/ Christopher Roberts
Christopher Roberts
Chief Financial Officer