Form 10-K
period 2025-12-31
Quantum Computing Inc.
filed 2026-03-02
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,545,765,591 based on the closing price of $19.17 per share of Quantum Computing Inc. common stock on the Nasdaq Stock Market LLC on that date. Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation. This determination of affiliate status with respect to the foregoing calculation is not necessarily a conclusive determination for other purposes.

As of February 27, 2026, there were 224,538,254 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement (the “Proxy Statement”) for the 2026 annual meeting of stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K and the factors described below:

●	Our ability to effectively manage future growth and achieve operational efficiencies;

●	the ability to implement our business plans, forecasts and other expectations, including the integration of recently acquired businesses, and to identify and realize additional opportunities;

●	the market acceptance for our products and services;

●	the results of our research and development and any failure to adequately and timely develop our products;

●	the failure of any of our products to perform as expected and any liability or loss of market share that may come as a result;

●	changes in the competitive and highly regulated industries in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;

●	success in retaining or recruiting, or changes required in, officers, key employees or directors, and our ability to attract and retain key personnel;

●	inability or failure to protect intellectual property;

●	the diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	our inability to effectively integrate or benefit from recently purchased assets or businesses;

●	global inflation and interest rates;

●	impacts of the wars in Ukraine or Israel or other global conflicts;

●	fluctuations in foreign exchange rates;

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks; and

●	other factors detailed under the section of this Annual Report on Form 10-K entitled “Risk Factors.”

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” “QCi” and “QUBT,” refer to Quantum Computing Inc., a Delaware corporation, and unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

ITEM 1. BUSINESS.

The High-Performance Computing Landscape

There is a large and growing demand for ever-increasing computational performance in information processing. The recent emergence of artificial intelligence (“AI”), large language models (“LLMs”), and machine learning (“ML”) algorithms has added to the need for efficient processing of vast volumes of data. Classical computers, or the computers that are currently used in home and office settings, that use silicon microprocessors are understood to have performance limitations in solving certain classes of computational problems, in particular, large-scale optimization problems. Optimization deals with finding the best solution to a problem according to a defined criteria from a set of possible solutions. Solving large-scale optimization problems requires complex calculations that cannot currently be performed in a reasonable amount of time using classical computing systems for problem sizes relevant to many industrial and real-world applications.

There is a growing belief among some computer science experts that quantum computing will solve problems faster than traditional computers and may offer a potential solution to the hard limits now being approached by classical computers. In addition to new computational methodologies using quantum phenomena, there is a corresponding emergence of new materials in microprocessors that may be able to overcome some of the limitations of the silicon-based processors used in classical computers. One promising area is in the use of photonics, which uses particles of light for computation. We believe that these emerging approaches will create an opportunity for new materials and methods that can meet the growing demand for scalable performance and power efficiency. While it is difficult to determine which area that quantum computers will create the first practical impact, we expect continued technological development across multiple quantum computing modalities and architectures over the coming years. Besides quantum computing, we also believe that photonics approaches to information processing will see continued development to eventually create impacts in various computing spaces by significantly reducing power consumption.

Our Business

Quantum Computing Inc. is an American company incorporated in Delaware and based in Hoboken, New Jersey utilizing integrated photonics and non-linear quantum optics to develop and deliver machines for quantum computing, machine learning, remote sensing, imaging and cybersecurity applications. Our vision is to lead the revolution in photonics and quantum information technology with scalable, accessible, and affordable solutions to bring quantum technology into real-world application to solve real-world problems. QCi’s products are designed to operate at room temperature and at very low power levels compared to other quantum systems currently available in the market, such as cryogenic products based on superconducting, ion-trap, or annealing architectures. Our acquisition of QPhoton, Inc. in June 2022 (the “QPhoton Merger”), enabled us to offer the aforementioned products, integrated with the Company’s former software platform, Qatalyst, that was developed before the QPhoton Merger.

Our proprietary core technology is our integrated photonics approach, which allows us to condition, manipulate, and measure single and entangled photons (particles of light) and gives us the ability to exploit the non-linear capabilities of photons (our “Core Photonics Technology”). Our Entropy Quantum Computer (“EQC”), is a quantum application of our Core Photonics Technology, designed to solve complex optimization problems. EQC is based on a patent-pending methodology that uses controlled feedback through energy loss in a photonic loop architecture to drive photonic states to their least lossy configurations. The EQC’s involvement of the changing environment as an integral part of the system is in sharp contrast to competing quantum approaches, including superconducting, trapped-ion, and annealing architectures, which seek to establish stable quantum states by the complete elimination of environmental effects. As a result, the EQC can consume less power than these competing methods and operates at room temperature making it compatible with an ordinary server room environment. We anticipate that our EQC may enable us to develop and produce multiple generations of quantum machines with increasing computational power, scalability, and speed.

Our longer-term product development plan is to migrate product designs based on discrete components, including EQC’s current designs, to a set of optical integrated circuits built on wafers using a crystalline material called thin film lithium niobate (“TFLN”). The Company believes that TFLN is an excellent material for optical integrated circuit design, given its advantageous optical properties (linear, non-linear ferroelectric, and electro-optic) and its compatibility with silicon-based semiconductor fabrication methods. In March 2025, the Company substantially completed the buildout of its state-of-the-art TFLN chip research and development, prototyping and small-batch manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona (the “AZ Chips Facility”). In addition, the Company is in the planning stages for another higher volume manufacturing facility, which we sometimes refer to as “FAB 2.”

As part of our long-term strategic plan to acquire complimentary businesses, in February 2026, the Company acquired Luminar Semiconductor, Inc. (“LSI”). LSI provides products and services that leverage its advanced photonics semiconductor technologies.   LSI designs chip-scale devices including laser diodes, semiconductor optical amplifiers, avalanche photodiodes, passive waveguides, photonic integrated circuits, and other related photonic chips, which are incorporated into products at various levels of integration by leveraging extensive in-house advanced photonic packaging technologies.  The LSI integrated solutions include components, modules, subsystems, and systems that serve a broad set of customer requirements.  Extensive design capabilities are complemented by an in-house III-V photonic semiconductor fabrication facility and photonics module manufacturing capabilities.  These production resources are employed to deliver high performance, high reliability products to a growing number of customers in a wide array of industries that include aerospace and defense, sensing and instrumentation, and optical communications.  Acquiring LSI provides QCi with advanced semiconductors and related components, as well as design, testing and consulting services to industry, in particular for Aerospace and Defense applications. Through the acquisition of LSI, QCi has broadened its photonic chip design capability as well as our optical component and system design and advanced packaging capabilities. LSI’s capabilities are highly synergistic with the QCi technology roadmap and will support the integration of chip-scale devices such as laser diodes and photodetectors with QCi’s thin film lithium niobate photonic integrated circuit (PIC) platform.  Collaborative efforts between the LSI and QCi technical teams will be instrumental to delivering QCi’s photonic- and quantum-based system products.

In addition to our EQC technology, we have leveraged QCi’s core photonics technology to demonstrate powerful quantum sensing use cases in LIDAR (light detection and ranging), a technology that uses pulsed laser light to measure distances to objects by calculating the time it takes for the reflected light to return, reservoir computing, a form of neural network that can be used in machine learning applications, and a quantum cyber solution, a method for highly secure communication within a network. Several of these technologies are in the early stages of commercialization and several are available to customers through our research and development offerings.

Our Strategy

QCi’s strategy is to build a vertically integrated photonics and quantum optics platform capable of supporting scalable, commercial applications across AI, high-performance computing, cybersecurity, and remote sensing. Our Core Photonics Technology is central to our strategy because we believe it provides advantages in size, weight, power, and cost over competing cryogenic products. We further differentiate ourselves in the market by offering, in addition to cloud-based access to our quantum computers, on-premises installation of our EQC product, which is rack-mountable and compatible with standard server room infrastructure and requires no special cooling, shielding, or power considerations.

Further, our EQC development plan to gradually replace discrete optical components with photonic integrated circuits will provide us the ability to fabricate and sell a range of custom lithium niobate chips for use in our own product lines as well as TFLN Optical Chips, as defined below, for sale into existing commercial markets for optical devices.

Market Opportunity

The Company believes that quantum solutions have the potential to bring significant and increasing advances in the fields of medicine, logistics, defense, finance, engineering, autonomous vehicles, energy management, and cybersecurity and that demand for quantum computing in these market sectors will outpace and outperform the general-purpose universal computing market in the near- to mid-term and into the foreseeable future. We believe that our Core Photonics Technology applications offer practical, cost-effective solutions that can materially advance the adoption of quantum machines across several market segments including:

1.	Quantum computing, including quantum optimization computing

2.	Artificial Intelligence, including edge hardware devices

3.	Remote sensing and imaging, including LiDAR and quantum photonic vibrometry

4.	Cybersecurity, including quantum authentication

While the current quantum computing market comprises a fraction of the broader high-performance computing market, we believe that quantum computers will unlock new applications that are unlikely to be addressable by existing high-performance computers that utilize classical processing units. Estimates of the size of the global high-performance computing industry vary, but according to Grand View Research, the high-performance computing market was valued at $39.1 billion in 2019 and is expected to reach a value of $53.6 billion by 2027, see Grand View Research - High Performance Computing Market Size Worth $53.6 Billion By 2027, https://www.grandviewresearch.com/press-release/global-high-performance-computing-hpc-market According to a report from Allied Market Research, the global enterprise quantum computing market size was valued at $1.3 billion in 2020 and is projected to reach $18.3 billion by 2030, growing at a compound annual growth rate of 29.7% from 2021 to 2030, according to a published report on the enterprise quantum computing market at https://www.alliedmarketresearch.com/enterprise-quantum-computing-market (Information contained on, or that can be accessed through, these websites is not incorporated by reference in this Annual Report, and you should not consider information on these websites to be part of this Annual Report). As an early participant in this rapidly growing market, we believe we are positioned to seek to capture a portion of this growth, although commercialization remains uncertain.

Additionally, we believe that our foundry services offering through our AZ Chips Facility will address the growing TFLN market and photonic integrated circuit markets. A recent Market Research Reports: Document ID: LPI08232779; Published August 8, 2023 “Thin Film Lithium Niobate Market Forecast 2023 - 2029,” indicates a significant potential market growth for TFLN devices, from $190.4 million in 2022 to an estimated $1.9 billion by 2029 - a compound annual growth rate of 39 percent. The report further describes how such increase in demand is expected to be principally driven by the advantages of large bandwidth, low power consumption, and small size that TFLN electro-optical modulators possess. Further, Mordor Intelligence published a market report, “Photonic Integrated Circuit Market Size & Share Analysis - Growth Trends & Forecasts (2024 - 2029)” which forecasts that the photonic integrated circuit (“PIC”) market, valued at $15.1 billion in 2024, will grow at a compound annual growth rate of 20.5% to $38.4 billion in 2029. We believe QCi is well-positioned to benefit from this forecasted increase in demand.

Products and Products in Development

We believe our Core Photonics Technology provides us with a competitive advantage as compared to our competitors and it allows QCi to offer a suite of quantum machines to the market today with a robust technology roadmap for the future. The QPhoton Merger substantially broadened the Company’s technology portfolio and enabled us to develop a group of closely related products to the EQC, based on our underlying Core Photonics Technology.

TFLN Optical Chips

We believe that TFLN optical integrated circuits (“TFLN Optical Chips”) will ultimately provide the greatest scalability and performance advantages for quantum information processing, sensing, and imaging applications. While the Company is developing proprietary chip designs for TFLN Optical Chips for exclusive use in our products, the Company’s foundry services offering at our AZ Chips Facility will make available a range of custom TFLN chips (custom single photon detectors) for sale into existing commercial markets, including optical devices such as electro-optical modulators, periodically poled devices for frequency conversion and micro ring resonator cavities.

Entropy Quantum Computer

“Dirac” is our EQC product platform of increasingly advanced optimization devices utilizing our Core Photonics Technology. QCi launched a new EQC device during the first quarter of 2024 (Dirac-3), which improved upon and expanded the capability we had previously shown with our Dirac-1 and Dirac-2 products, and plans to release a series of additional EQC products in the coming years that build and expand upon the same architecture. We are currently developing our Dirac-4 device. This planned evolution of technology and product enhancements will involve improving the size and capacity of the EQC machines, as well as speed, scalability, and performance fidelity. The EQC is available both as a cloud-based service, similar to other quantum machines, as well as an on-premises solution.

Artificial intelligence

Launched in June 2023, QCi’s first AI product, a reservoir computing machine (an “RC”) called “Emucore,” is an edge device that can be reprogrammed after manufacturing and optimized for recurrent neural network applications. An “edge device” allows the users to process, measure, and analyze data locally (connected directly to the user’s device) as opposed to over a network where data must be sent over the internet or through some cloud service. QCi’s RC is a standalone device that can be plugged into a local computer or server without having to connect over the internet. Based on internal benchmarking results, we believe that the RC’s hardware-based approach may provide advantages over certain traditional software implementations, including faster processing speeds and lower energy consumption in selected time-dependent tasks. Actual performance may vary depending on use case and deployment environment. Our analyses further show that the RC is capable of delivering superior performance in time-dependent tasks, such as chaotic time series prediction, unstructured financial model prediction, natural language processing, and weather forecasting. To date, the market for reservoir computing has been limited due to computing cost and technical implementation complexities, which the RC is designed to address. We anticipate that future generations of the RC will introduce greater performance and scalability, which will enable the RC to participate in LLM training and other applications. While technology challenges remain in scaling this technology, this is one of our focus areas to gain a significant share in the AI/ML hardware market. In November 2025, we launched our newest version RC called “Neurawave,” a photonics based reservoir computer.

LiDAR and Quantum Photonic Vibrometer

QCi’s LiDAR uses patented methodologies that leverage the selective use of spatial-temporal modes to maximize the signal-to-noise ratio of weak information signals in a high-noise background. This technology allows QCi machines to see through dense fog and provide image fidelity at great distances with very high-resolution in difficult environments such as snow, ice, and water. The practical benefits on payload and signal-to-noise enhancement can be used to produce LiDAR machines that are greatly enhanced in their ability to measure at improved resolution and distances from aircraft, drones, and even satellites.

Launched in July 2023, QCi’s Quantum Photonic Vibrometer is a proprietary, powerful instrument for remote vibration detection, sensing, and inspection. We believe that this device offers significant advancements in sensitivity, speed, and resolution, and is designed to enhance sensitivity in detecting obscured and non-line-of-sight objects under certain environmental conditions. The Quantum Photonic Vibrometer measures the vibration frequency of a remote target by utilizing fast-gated single photon counting to directly detect returning photons whose wavefunctions are dynamically modulated as they are reflected off the target. By counting photons at a megahertz rate, important properties such as material composition and mechanical integrity can be determined within seconds and, depending on detection distance, with microwatt to milliwatt optical power. Working at an eye-safe wavelength, the system can accurately characterize the vibration spectra of solid or liquid targets with vibration amplitude as small as 100 nanometers.

Quantum Networks and Quantum Authentication

QCi has developed a prototype system to address one of the major challenges in cybersecurity, the authentication of users on a network, which is currently facilitated by the distribution of “private keys” by a trusted third party. This approach is inherently insecure as keys are bundled and travel with the encrypted data, making it susceptible to harvest-and-decrypt-later vulnerability. QCi has developed a quantum authentication technology and methodology that eliminates the need for trust in third-party involvement in key distribution. Our approach uses a combination of a high-powered laser, and a patented detection methodology deeply rooted in the fundamental principles of quantum mechanics, resulting in what we believe will provide trusted protection for private network communication.

Competition

The quantum computing industry is highly competitive and rapidly evolving and will likely remain so for the foreseeable future. As this industry continues to grow and mature, we expect a continued influx of new competitors, products, hardware advances, and concepts to emerge that can dramatically transform the industry and our business. Due to the high price point of quantum computing hardware today, novel business models may emerge to adapt to customer preferences in the high-performance computing industry. Our ability to evolve and adapt rapidly over an extended period will be critical in remaining competitive. We perform a broad range of research and development efforts to identify and position for the changing demands of current and future customers and users, industry trends, and competitive forces.

According to research conducted by The Quantum Insider, there are over 700 companies and approximately 400 university academic groups working in various aspects of quantum technology, with approximately 400 of these having a pure-play focus on quantum computing.

These entities range in size from diversified global companies with significant research and development resources such as IBM, Google, Intel, Microsoft, Quantinuum (formerly Honeywell) and Amazon, to recent market entrants such as D-Wave Quantum, Rigetti Computing, IonQ, PsiQuantum, Xanadu and Infleqtion (formerly ColdQuanta), as well as smaller privately funded development stage companies whose narrower product focuses may allow them to be more effective in deploying resources towards a specific customer or industry demand. In addition, we face competition from large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, as well as the European Union, and we believe that additional countries will invest in quantum computing in the future. We will continue to face competition from the existing high-performance computing industry using classical (non-quantum) computers.

We believe that competition in this market segment will intensify as time goes on. Many of our competitors may have longer operating histories, significantly greater financial, technical, product development and marketing resources, and greater name recognition than we do. Our competitors could use these resources to market or develop products or services that are more effective, more broadly adopted, have more customer or industry awareness, or are less costly than any or all of our current or future products and services.

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

[1]	Seskir, Z.C., Korkmaz, R. & Aydinoglu, A.U., The landscape of the quantum start-up ecosystem, EPJ Quantum Technol. 9, 27 (2022), at https://doi.org/10.1140/epjqt/s40507-022-00146-x

Trademarks

The Company has three registered trademarks, “QPhoton,” “QGraph” and “Qatalyst.” The Company has no pending trademark applications.

Patents

The Company has three granted United States patents.

Country	Serial No.	Filing Date	Patent No.	Issue Date	Title	Status	Anticipated Expiration Date
USA	17/560,816	12/23/2021	11,436,519	09/06/2022	Machine Learning Mapping for Quantum Processing Units	Granted	12/23/2041
USA	17/810,198	06/30/2022	12,008,436	06/11/2024	Machine Learning Mapping for Quantum Processing Units	Granted	06/30/2042
USA	17/745,752	5/16/2022	12,493,811	12/09/2025	Variational Analog Quantum Oracle Learning	Granted	5/16/2042

In connection with the Luminar Acquisition (as defined below), QCi acquired 23 issued patents, 16 pending United States patents and 9 foreign patent publications.

Country	Serial No.	Filing Date	Patent No.	Issue Date	Title	Status	Anticipated Expiration Date
USA	12/789350	5/27/2010	8401399	3/19/2013	Chip-Based Advanced Modulation Format Transmitter	Granted	4/18/2031
USA	13/761867	2/7/2013	8718486	5/6/2014	Chip-Based Advanced Modulation Format Transmitter	Granted	5/27/2030
USA	14/267582	5/1/2014	9270380	2/23/2016	Chip-Based Advanced Modulation Format Transmitter	Granted	5/27/2030
USA	15/046969	2/18/2016	9887780	2/6/2018	Chip-Based Advanced Modulation Format Transmitter	Granted	5/27/2030
USA	12/789344	5/27/2010	8401405	3/19/2013	Monolithic Widely-Tunable Coherent Receiver	Granted	2/22/2031
USA	13/761973	2/7/2013	8712256	4/29/2014	Monolithic Widely-Tunable Coherent Receiver	Granted	5/27/2030
USA	14/263855	4/28/2014	9246596	1/26/2016	Monolithic Widely-Tunable Coherent Receiver	Granted	5/27/2030
USA	14/069956	11/1/2013	9344196	5/17/2016	Integrated Interferometric Optical Transmitter	Granted	11/1/2033
USA	15/154756	5/13/2016	9941971	4/10/2018	Integrated Interferometric Optical Transmitter	Granted	11/1/2033
USA	15/938842	3/28/2018	10320152	6/11/2019	Tunable Laser	Granted	3/28/2038
USA	16/431285	6/4/2019	11251584	2/15/2022	Tunable Laser	Granted	3/28/2038
USA	15/962972	4/25/2018	10355451	7/16/2019	Laser With Sampled Grating Distributed Bragg Reflector	Granted	3/28/2038

Country	Serial No.	Filing Date	Patent No.	Issue Date	Title	Status	Anticipated Expiration Date
USA	16/688908	11/19/2019	11152764	10/19/2021	Gratings For High Power Single Mode Laser	Granted	11/19/2039
USA	16/213917	12/7/2018	11391969	7/19/2022	Systems And Methods for Wavelength Monitoring	Granted	1/14/2039
USA	16/823823	3/19/2020	11431149	8/30/2022	Single Mode Laser with Large Optical Mode Size	Granted	7/18/2040
USA	18/157793	1/20/2023	{US-2023-0268714-A1}	Patent Pending	Single Mode Laser with Large Optical Mode Size	Patent Pending
China	202410080622.3	1/18/2024	{CN118380861 A}	Patent Pending	Single Mode Laser with Large Optical Mode Size	Patent Pending
USA	17/021993	9/15/2020	11721951	8/8/2023	Tunable Laser with Active Material on At Least One End for Monitoring Performance	Granted	9/15/2040
USA	18/337374	6/19/2023	12095228	9/17/2024	Tunable Laser with Active Material on At Least One End for Monitoring Performance	Granted	9/15/2040
USA	18/776126	7/17/2024	{US-2025-0023327-A1}	Published	Tunable Laser with Active Material on At Least One End for Monitoring Performance
USA	17/025962	9/18/2020	11631963	4/18/2023	Optical Device with Coating for Operation in Multiple Environments	Granted	2/7/2041
USA	17/062462	10/2/2020	11581700	2/14/2023	Multiple Optoelectronic Devices with Thermal Compensation	Granted	2/8/2041
USA	18/361421	7/28/2023	{US-2023-0387654-A1}	Patent Pending	Multiple Optoelectronic Devices with Thermal Compensation	Patent Pending
USA	17/163028	1/29/2021	11837838	12/5/2023	Laser Having Tapered Region	Granted	6/6/2041
USA	18/486968	10/13/2023	12224554	2/11/2025	Laser Having Tapered Region	Granted	1/29/2041
USA	17/656193	3/23/2022	12063073	8/13/2024	System And Method for External Wavelength Control of Optical Modulators	Granted	3/23/2042
USA	17/806460	6/10/2022	{20230023686}	Published	Designs For Lateral Current Control in Optical Amplifiers and Lasers
China	202280055651.3	6/10/2022	{CN117837034 A}	Published	Designs For Lateral Current Control in Optical Amplifiers and Lasers
Europe - EPO	22821164.5	6/10/2022	{EP4352839 A4}	Published	Designs For Lateral Current Control in Optical Amplifiers and Lasers		6/10/2024
USA	17/901741	9/1/2022	{US-2023-0072926-A1}	Patent Pending	Multiwavelength Optical Sources	Patent Pending
China	202222346704.7	9/2/2022	CN218866146 U ZL202222346704.7	4/14/2023	Multiwavelength Optical Sources	Granted	9/2/2032

Country	Serial No.	Filing Date	Patent No.	Issue Date	Title	Status	Anticipated Expiration Date
USA	17/950847	9/22/2022	{US-2023-0088485-A1}	Published	Segmented Contact for Current Control in Semiconductor Lasers and Optical Amplifiers
China	2022800713529	9/22/2022	{CN118140367 A}	Published	Segmented Contact for Current Control in Semiconductor Lasers and Optical Amplifiers		9/22/2042
Europe - EPO	22790132.9	9/22/2022	{EP4406079 A1}	Published	Segmented Contact for Current Control in Semiconductor Lasers and Optical Amplifiers
USA	18/421386	1/24/2024	{20240258766}	Patent Pending	Isolation Used for Integrated Optical Single Mode Lasers	Patent Pending
PCT	PCT/US24/12838	1/24/2024	{WO2024158953}	Patent Pending	Isolation Used for Integrated Optical Single Mode Lasers	Patent Pending
USA	18/604159	3/13/2024	{US-2024-0310590-A1}	Patent Pending	Semiconductor Laser Chip for Photonic Wire Bonding	Patent Pending
USA	18/612981	3/21/2024	{US-2024-0322529-A1}	Patent Pending	Spatial And Temporal Adjustment of Laser Device Drive Current Using Asic Drives	Patent Pending
USA	18/323284	5/24/2023	{US-2024-0396307-A1}	Published	Spectral-Based Correction Of Laser Bar Smile
USA	18/761160	7/1/2024	{US-2025-0015563-A1}	Published	Systems And Methods for Beam Combination of Tapered Diode Lasers and Amplifiers
USA	18/784721	7/25/2024	{US-2025-0038476-A1}	Published	Thermally Compensated Wavelength Tunable Lasers
USA	18/913726	10/11/2024	{US-2025-0125584-A1}	Published	Distributed Feedback Lasers with Tunable Distributed Bragg Reflector Integration
USA	19/242753	6/18/2025		Patent Pending	Pwb Polarization Rotation	Patent Pending
USA	19/242759	6/18/2025		Patent Pending	Dfb And Dbr Lasers with Grating and Etch Stop	Patent Pending
USA	18/181978	3/10/2023	{US-2023-0291170-A1}	Published	Etalon Vapor Cell for Atomic Sensing
Europe - EPO	24189401.3	7/18/2024	{EP4498538 A1}	Patent Pending	Multiple Optoelectronic Devices with Thermal Compensation	Patent Pending
China	202411020678.6	7/29/2024	{CN119447981 A}	Patent Pending	Multiple Optoelectronic Devices with Thermal Compensation	Patent Pending
USA	18/074668	12/5/2022	12209866	1/28/2025	Atomic Sensor System(1)	Granted	3/27/2043
USA	18/181978	3/10/2023	{US-2023-0291170-A1}	Published	Etalon Vapor Cell For Atomic Sensing(1)

(1)	Patent owned and developed jointly by Northrop Grumman Systems Corporation and Freedom Photonics, LLC, a subsidiary of Luminar.

Exclusive License Agreement

QCi has an exclusive license to seven patents issued to the Stevens Institute of Technology, pursuant to the license agreement dated December 17, 2020 by and among QPhoton and The Trustees of The Stevens Institute of Technology (the “Licensor”). QPhoton agreed to reimburse the Licensor for patent prosecution expenses in the amount of $125,041 and deliver to the Licensor an annual report and quarterly report pursuant to the terms of the license agreement. As consideration for the license and other rights granted under the license agreement, QPhoton agreed to pay the Licensor (i) $35,000 upon full execution of the license agreement, (ii) $28,000 each annual anniversary of the effective date of the license agreement (the “Anniversary Payment”), (iii) 9% of the membership units of QPhoton and (iv) a royalty of 3.5% of the net sales price of each licensed product sold or license by QPhoton and any affiliate and sublicensee (the “Royalty Payment”). On June 15, 2022, the Licensor agreed to assign the license agreement to QCi upon consummation of the QPhoton Merger and as such QCi is responsible for the Anniversary Payments and the Royalty Payments on an ongoing basis.

Title	Country	Serial Number	File Date	Patent Number	Issue Date
Discriminate Remote Sensing and Surface Profiling Based on Superradiant Photonic Backscattering	USA	17/077,878	22-Oct-20	11,264,775	01-Mar-22
Method And Apparatus for Quantum Measurement Via Mode Matched Photon Conversion	USA	15/824,832	28-Nov-17	10,935,379	02-Mar-21
Chip-Integrated Device and Methods For Generating Random Numbers That Is Reconfigurable and Provides Genuineness Verification	USA	16/624,768	19-Dec-19	11,442,697	13-Sep-22
Systems And Methods for Quantum-Secured, Private-Preserving Computations	USA	17/769,303	16-Oct-20	11,711,209	25-Jul-23
Approaches, Apparatuses and Methods for LIDAR applications based on modeselective frequency conversion	USA	17/251,749	13-Jun-19	12,455,355	28-Oct-25
Super Ising Emulator with Multi-Body Interactions and All-to-All Connections	USA	17/924,638	13-May-21	12,526,915	13-Jan-26
Devices and methods for low voltage optical modulation	USA	17/923,554	06-May-21	12,292,626	06-May-25

Government Regulation and Incentives

Export Regulation

The Department of Commerce Bureau of Industry and Security (BIS) issued regulations in September 2024 placing some controls and licensing requirements on the export of certain quantum computing products and technology under the U.S. Export Administration Regulations. Exports of such products may require a license in certain circumstances. We are reviewing these regulations but do not believe they will have a substantial adverse impact on the Company, although the regulatory landscape continues to evolve. The U.S. government has also placed some export restrictions on certain other technologies potentially relevant to the Company’s products including cryogenic quantum computing equipment as well as some optical materials, integrated circuits and related microelectronics. At this time, however, we do not expect there to be significant limitations on the Company’s products.

Corporate Information

Our executive offices are located at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030, and our telephone number is (703) 436-2121. Our corporate website is www.quantumcomputinginc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the SEC on their website located at www.sec.gov. The information contained on, or that can be accessed through, and the contents of our website are not incorporated into this Annual Report on Form 10-K, and our reference to the URL for our website is intended to be an inactive textual reference only.

Human Capital

As of December 31, 2025, the Company had 72 full-time employees and 5 part-time contract staff, 55 of whom are focused on product development. Our employees are not part of a collective bargaining agreement and we believe that our relationships with our employees and contract workers are good. The Company offers a health and welfare benefit plan to current full-time employees that provides medical, dental, vision, life, and disability benefits. The Company also offers a 401(k) retirement savings plan and participation in the stock option plan to all full-time employees. There are no unpaid liabilities under the Company’s benefit plans, and the Company has no obligation to pay for post-retirement health and medical costs of retired employees.

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

QCi was formed in 2018 and merged with QPhoton in June 2022. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited, inherently uncertain and subject to numerous factors outside our control, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce a suite of products based on quantum photonic technologies, with steadily increasing capabilities. Our technical roadmap may not be realized as quickly as hoped, or even at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our quantum products and services, increased competition, changes to technology, our inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We incurred net losses each year since 2018 and we expect to continue to incur operating and net losses for the foreseeable future and may never achieve or sustain profitability, even if we begin generating significant revenue from our products and services, which may never occur. Even with significant production, we may never become profitable from the sale of our products and services.

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

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or continue operations as planned.

We are an early-stage company and we have not generated any material revenues to offset our operating expenses. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2025, 2024 and 2023. As of December 31, 2025 and 2024, our accumulated deficit was $219.2 million and $200.5 million, respectively. If we are unable to generate significant revenues in future periods, we will not be able to achieve profitability, and even if we achieve profitability, we may be unable to maintain it. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever achieve profitability.

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

Commercial adoption of quantum computing technology is uncertain and may never occur. We have no experience in producing large quantities of our products and are currently constructing advanced generations of our products. There are significant technological challenges associated with developing, producing, marketing and selling products and services in the high-performance computing industry, including our products and services, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.

Our ability to scale is dependent also upon components that we must source from multiple countries, including China. Our supply chain could be adversely affected by geopolitical tensions, export controls, trade restrictions, tariffs or other changes in U.S. or foreign government policies affecting cross-border commerce. Shortages or supply interruptions in any of these components will adversely impact our ability to generate revenues. Recent tensions between the United States and China have resulted in the U.S.’s imposition of a series of tariffs and other restrictions on imports from China and sourcing from certain Chinese persons or entities, as well as other business restrictions. Further, deterioration in the political relationship between the U.S. and China may result in loss of access to suppliers of key components with little or no warning, which would adversely affect our ability to develop and manufacture our products. We are actively searching for alternative suppliers outside of China, including in the United States, but there is no assurance that we can locate comparable components at reasonable prices within the desired timeframes.

If we commence large-scale development of our quantum computers and other products, they may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair and design changes. Our quantum computers are inherently complex and incorporate technology and components that may not have been used for computing products and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our computers. There can be no assurance that we will be able to detect and fix any defects in our quantum computers in a timely manner that does not disrupt our services to our customers. If our technology fails to perform as expected, customers may seek out a competitor or turn away from quantum computing entirely, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations. If defects in our technology lead to erroneous outputs, third parties relying on those outputs may draw from them erroneous conclusions, creating a risk that we will be liable to those third parties.

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

Our business model depends on our ability to expand and scale our operations and to increase our sales and support capability. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all.

Our growth is dependent upon our ability to successfully expand our products and services, retain customers, bring in new customers and retain critical talent. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could negatively affect our business, financial condition and results of operations.

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

We may be unable to obtain additional financing on acceptable terms, or at all, and any such financing may be dilutive to existing stockholders. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit or substantially reduce our quantum computing development efforts. Our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities, which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital on terms that are acceptable to us or at all.

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

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes will become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize our federal net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the QPhoton Merger, the acquisition of Luminar Semiconductor, Inc., or other transactions. Similar rules may apply under state tax laws.

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

Since the QPhoton Merger, our business strategy has broadened to include the manufacture of several lines of hardware in addition to the underlying software. As a result, we now operate in markets that are rapidly evolving and highly competitive. We expect competition to intensify as the marketplace continues to mature and new technologies and competitors enter. Our current competitors include:

●	large, well-established technology companies that generally compete across our products, including IBM, Quantinuum, Google, Microsoft and Amazon;

●	large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union; additional countries may decide to fund quantum computing programs in the future;

●	less-established public and private companies with competing technology, including IonQ, Rigetti Computing, PsiQuantum, Infleqtion, Xanadu and D-Wave Quantum, and companies located outside the United States; and

●	new or emerging entrants seeking to develop competing technologies.

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

Acquisitions or divestitures could result in adverse impacts on our operations.

In order to grow our business, we may acquire additional assets or companies. For example, we acquired Luminar in February 2026. In connection with these acquisitions or any future acquisitions, there can be no assurance that we will be able to identify, acquire or obtain the required regulatory approvals, or profitably manage the additional businesses or successfully integrate any acquired businesses, products, or technologies without substantial expenses, delays or other operational, regulatory or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth.

Further, acquisitions may involve a number of additional risks, including diversion of management’s attention, failure to retain key personnel, or failure to attract the necessary talent to manage organizational growth. We may become responsible for unexpected liabilities that were not discovered or disclosed in the course of due diligence in connection with historical acquisitions and any future acquisitions. Additionally, acquisitions with international operations expose us to greater international business risks. If we do not realize the expected benefits or synergies of an acquisition, such as revenue gains or cost reductions, there could be a material adverse effect on our business, results of operations, and financial condition.

We may also seek to divest portions of our businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Various factors could materially affect our ability to successfully do so, including the availability of buyers willing to purchase the assets on terms acceptable to us, difficulties in the separation of operations, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees, and the retention of uncertain contingent liabilities related to the divested business. We cannot assure that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

TFLN Optical Chips manufacturers, suppliers and distributors are concentrated primarily in China and other parts of East Asia, which is an area that is or may be subject to geopolitical uncertainty, trade disputes and restrictions, environmental disasters, and other risks. Any disruption to the operations of these manufacturers or distributors could cause significant delays in the production or shipment of our products and impact our financial condition.

Our success also depends in part on the manufacturing of TFLN Optical Chips for which we may rely, at least in part, on third-party manufacturers and suppliers. Unforeseen disruption of the manufacture of TFLN Optical Chips could be caused by a number of events, including a maintenance outage, systems outage or other disruption, power or equipment failure, fires, floods, earthquakes or other natural disasters, social unrest or terrorist activity, work stoppages, public health concerns (including pandemics), regulatory measures, or other operational problems. Any disruption in the manufacture of TFLN Optical Chips resulting from such events could cause significant delays in the development and production of our products.

In addition, we may depend on third-party TFLN Optical Chips and wafer manufacturing partners or distributors who may be affected by changes in governmental policies, taxation, rising inflation or interest rates, social instability, geopolitical conflicts and tensions, and diplomatic and social developments which are outside of our control.

Furthermore, our industry generally relies on a limited number of TFLN Optical Chips and wafer manufacturers whose operations tend to be concentrated in China and other parts of East Asia, which makes us especially susceptible to adverse developments in these regions’ economic and political conditions, particularly to the extent that such developments create an unfavorable business environment that significantly affects our operations. Our supply chain could be adversely affected by geopolitical tensions, trade restrictions, export controls, tariffs or changs in United States or foreign government policies affecting cross-border commerce. Although the governments of certain countries, including the United States, have taken actions to make their countries more attractive for chip manufacturing operations, there can be no assurances that the current geographic concentration of chip manufacturing will be meaningfully changed in the near term or at all.

If any of these events, or other macroeconomic trends, should cause a prolonged disruption of operations that impact our third-party TFLN Optical Chips and wafer manufacturing partners, they may experience operational downtimes or have to operate at reduced capacities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, international trade relations, tariffs, public health emergencies (such as the recent COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, amounts they owe. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely affecting our ability to continue our research and development activities or manufacture our products.

Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or sales of debt or equity securities. We cannot predict the timing, location, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, especially in China and the United States, may adversely impact our business, including our ability to obtain products from our suppliers

Government actions and regulations, such as tariffs and trade protection measures, may limit our ability to obtain products from our suppliers or sell our products and services to customers. Political challenges between the United States and countries in which our suppliers are located and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and those countries and other macroeconomic issues could adversely impact our business. During the last few years, including under the new Presidential administration, the United States has imposed tariffs on certain products imported into the United States from China and some other countries, and China and some other countries have imposed tariffs on U.S. imports in response. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists affecting the ability of U.S. companies to provide products and technology and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to China and other countries including end-uses related to advanced computing. The new U.S. presidential administration has signaled its intention to use U.S. trade policy, including tariffs and other trade restrictions, as an important foreign policy tool presenting uncertainty regarding the impact of future trade policies on our business. As such, there is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. Our technology could be deemed a matter of national security and, as such, our customer base could be tightly restricted. We also may accept government grants that place restrictions on the business’ ability to operate. Any such actions could impact our business operations and have a material adverse effect on our business prospectus, financial condition and results of operations.

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

In order to expand our products and services and grow our market and client base, we may continue to seek and complete strategic business acquisitions and other combinations, investments, or partnerships that we believe are complementary to our business. For example, in February 2026, we acquired Luminar. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. The completion of such transactions also have inherent risks that may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: (i) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; (ii) diversion of management’s attention from other business concerns; (iii) entry into markets in which we have little or no direct prior experience; (iv)) failure to achieve projected synergies and performance targets; (v) loss of clients or key personnel; (vi) incurrence of debt or assumption of known and unknown liabilities; (vii)) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; (viii) dilutive issuances of equity securities; and (ix) accounting deficiencies that could arise in connection with, or as a result of, such transactions, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business or not be able to achieve projected results or support the amount of consideration paid for such acquired businesses or invested in such transactions. In addition, we may incur unexpected costs, claims or liabilities during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post- acquisition for which we have limited or no recourse, and we may not achieve the anticipated benefits of any strategic transaction.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We have identified material weaknesses in our internal controls over financial reporting as of December 31, 2024 and 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Please see Item 9A. Controls and Procedures included elsewhere in this Annual Report for more information about identified material weaknesses.

We are in the process of designing and implementing measures to improve our internal controls over financial reporting to remediate the material weaknesses described in Item 9A. Controls and Procedures, primarily by implementing additional review procedures within our accounting and finance department, hiring additional personnel within the Company’s accounting and finance function, designing and implementing information technology and application controls in our financially significant systems, providing internal resources with enhanced access to accounting literature and research materials, engaging additional external accounting experts to supplement our internal resources and increasing communication with third-party professionals with whom we consult regarding the application of accounting standards on complex transactions and instruments.

While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the weaknesses in internal control or that additional material weaknesses or significant deficiencies in our internal controls over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations. Further, any failure to implement and maintain effective internal controls over financial reporting, information technology and management processes could adversely affect our financial results and the assessments by our independent registered public accounting firm and their attestation reports, if applicable. Additionally, Astra may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Finally, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion.

To comply with the requirements of being a public company, we are undertaking various actions and expect to need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Nasdaq Stock Market LLC (“Nasdaq”) or other regulatory authorities, which would require additional financial and management resources.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have material weaknesses, we may not detect errors in a timely manner, our financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business, financial condition and results of operations and adversely affect the market price of our securities. We may also face litigation as a result of the material weaknesses in our internal control over financial reporting. Any such litigation, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the stock markets, including the Nasdaq on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that an active trading market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell your shares of our common stock for a positive return on your investment. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

Delays in filing financial reports, internal control weaknesses, and restatements could hinder our ability to maintain Form S-3 eligibility and adversely affect our business and stock price.

To maintain eligibility to use Form S-3, we must be timely and current in our public reporting. There can be no guarantees that we will remain timely and current in our public reporting in the future. Should we wish to register the offer and sale of our securities to the public without the ability to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

While we continue to evaluate steps to remediate the material weaknesses in our internal control over financial reporting, as effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, we can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting, circumvention of these controls, or otherwise. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify errors or to facilitate the fair presentation of our consolidated financial statements. Failure to address and remediate any internal control weaknesses could affect our ability to maintain Form S-3 eligibility and adversely affect our business, operations, and stock price.

Shares of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

Some of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. In addition, we have issued or obligated to issue options to purchase common stock pursuant to certain employment, director and consultant agreements which shares of common stock, when purchased pursuant to the exercise of such options, would also be considered “restricted securities.” As restricted securities, these shares may be resold only pursuant to an effective registration statement or in accordance with the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of the issuer’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the issuer and who has satisfied a one-year holding period. The resale of significant amounts of our common stock under Rule 144 or under any other exemption from the registration requirements of the Securities Act, if available, or pursuant to subsequent registrations of shares of our common stock, could cause the market price of our shares of common stock to decline significantly.

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

As of February 27, 2026, our directors and executive officers collectively beneficially own approximately 12.4% of the shares of our common stock including the beneficial ownership of Dr. Yuping Huang of 10.9% of the shares of our common stock.

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

The Board, through the Risk Committee, is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and practices are integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under the heading “Governance,” The Board’s oversight of cybersecurity risk management is supported by the Risk Committee, which regularly interacts with the Company’s ERM function, the Company’s Information Technology Director (“IT Director”), other members of management and relevant management committees and councils, including management’s Cybersecurity Council.

●	Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner, including assessments of materiality under applicable securities laws.

●	Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

●	Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

●	Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company periodically engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Risk Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

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

Governance

The Board, in coordination with the Risk Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Risk Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Risk Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, including those that are determined to be potentially material, as well as ongoing updates regarding any such incident until it has been addressed. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the IT Director and the Risk Committee monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents on an ongoing basis, and report such threats and incidents to the Risk Committee when appropriate. In the event of an incident, the Company has developed an incident response plan, which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.

The IT Director has served in various roles in information technology and information security for over 30 years, including serving as Senior System Administrator, Principal Architect, and Director of Cloud Engineering.

To date, cybersecurity threats and any previously identified cybersecurity incidents have not materially affected the Company’s business strategy, results of operations, or financial condition, and the Company is not aware of any cybersecurity risks that are reasonably likely to materially affect the Company.

Although we take cybersecurity risks seriously, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES.

We maintain our principal office at 5 Marine View Plaza, Suite 214, Hoboken, NJ 07030. The Company’s principal office is comprised of 16,390- square feet of laboratory and office space in a multistory, multi-tenant building under a multi-year lease, most of which ends on May 31, 2028, with a portion of the lease ending July 31, 2030. Additionally, the Company leases 9,261 square feet of manufacturing (semiconductor and photonic chip fabrication), laboratory, clean room, and office space in a multi-tenant building in Tempe, AZ for 51-months ending November 30, 2028. The Company also has a short-term agreement for approximately 800 square feet in a multi-tenant facility in Tysons, VA that provides 24/7 furnished co-working space, conference room space, and other services on an as-needed basis. As a result of the LSI Acquisition, we also have a leased facility in Santa Barbara, CA for 20,337 square feet which expires November 30, 2026, a leased facility in Wilmington, MA for 7,573 square feet that expires January 30, 2030, a lease in Cranbury, NJ for 16,464 square feet that expires March 31, 2028, and a leased facility in Beford, MA for 19,332 square feet which expires August 31, 2028. Each of the LSI leases contains extension options.

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

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who filed an amended operative complaint on or about August 26, 2025. The Company filed a motion to dismiss the amended operative complaint on November 14, 2025.  While the Company’s motion to dismiss was pending, the lead plaintiff filed a motion for leave to file a second amended complaint.  The second amended complaint was subsequently filed on February 13, 2026.  The Company intends to bring a motion to dismiss the second amended complaint.  The motion is presently due on or before March 13, 2025.

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

The March 2025 Derivative Action, May 2025 Derivative Action, June 2025 Derivative Action, and September 2025 Derivative Action, have each been stayed pending the resolution of the Company’s motion to dismiss the Securities Class Action which the Company and named defendants in that action plan to file on or before March 13, 2026.

Arbitration over Stock Options

Arbitration over Stock Options

In February 2025, the Company entered into arbitrations with two former consultants regarding forfeiture of stock options. The Company had issued stock options to the former consultants in 2020 and 2021 and terminated their agreements in March 2024, at which time the Company informed the former consultants that any vested options had to be exercised within three months of the termination date, per the Company’s equity compensation plans. The former consultants did not exercise their vested options and the options were forfeited. In December 2024, the former consultants claimed that they still retained the right to exercise the options, which the Company rejected.

On February 23, 2026, with respect to the claims brought by one of the two consultants, an arbitrator ruled in favor of the former consultant on 1 of the 7 claims. The arbitrator ruled in favor of the Company on the remaining 6 claims. The relief granted to the consultant in the arbitrator’s partial award is confidential and immaterial to the Company’s financial condition, results of operations, and cash flows.

The Company has determined that the remaining arbitration is not material to its financial condition, results of operations or cash flows, and therefore the Company is discontinuing disclosure with respect to such proceeding.

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

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 250,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, of which 1,550,000 shares are designated as Series A Convertible Preferred Stock and 3,079,864 shares are designated as Series B Preferred Stock. As of February 27, 2026, we had 224,538,254 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Holders of Common Equity

As of February 27, 2026, there were approximately 210 stockholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III of this Annual Report on Form 10-K, which is incorporated by reference to our 2026 Proxy Statement, for information on where to find information required by Item 201(d) of Regulation S-K.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2025, we have issued securities that were not registered under the Securities Act, all of which were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our common stock from December 31, 2020 through December 31, 2025, relative to the performance of the Nasdaq and S&P 500 indexes. The graph assumes an initial investment of $100.00 at the close of trading on December 31, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, “Risk Factors.” The following analysis generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 20, 2025.

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

Recent Developments

On December 15, 2025, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Luminar Technologies, Inc., a Delaware corporation (the “Seller”) and Luminar, pursuant to which, subject to the terms and conditions set forth in the Stock Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock of Luminar from the Seller (the “Luminar Acquisition”) for a total purchase price of $110 million in cash (the “Purchase Price”). The Luminar Acquisition was completed on February 2, 2026. $11.0 million of the Purchase Price was placed with an escrow agent in connection with the signing of the Stock Purchase Agreement. The escrowed amount will remain with the escrow agent to cover certain limited indemnification obligations of the Seller pursuant to the Stock Purchase Agreement until February 2, 2027.

The Seller, together with certain of its subsidiaries, is a debtor in a voluntary Chapter 11 case before the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), which commenced on December 15, 2025. Luminar is not a debtor in such Chapter 11 case and is operating in the ordinary course of business. Upon Bankruptcy Court approval, the Company was designated as the “stalking horse” bidder in connection with a sale of Luminar under Section 363 of the Bankruptcy Code. The Luminar Acquisition was conducted through a Bankruptcy Court-supervised process pursuant to Bankruptcy Court-approved bidding procedures and was subject to the receipt of higher or better offers from competing bidders at an auction, approval of the sale by the Bankruptcy Court, and the satisfaction of certain conditions.

Key Factors Affecting Our Performance

Macroeconomic conditions, including inflation, interest rates and currency fluctuations, have directly and indirectly impacted, and could in the future materially impact, the Company’s results of operations and financial condition. Our business may be affected by disruptions or delays to the federal government budget. We are subject to a lengthy product commercialization timeline and a lengthy sales cycle. Beginning in the second quarter of 2025, new U.S. tariffs were announced, including additional tariffs on imports from China, India, Japan, South Korea, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to the U.S. tariffs have been announced and further changes could be made in the future, which may include additional sector-based tariffs or other measures. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, components, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in consumer spending and negative consumer sentiment for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations.

Results of Operations

Our results of operations for the years ended December 31, 2025 and 2024 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	% Change
Revenue:
Total revenue	$682	$373	83%
Gross profit	67	112	(40)%
Gross profit margin	10%	30%
Operating expenses:
Research and development	20,473	11,318	81%
Sales and marketing	3,431	1,818	89%
General and administrative	27,240	12,913	111%
Total operating expenses	51,144	26,049	96%
Loss from operations	(51,077)	(25,937)	97%
Non-operating income and (expense):
Interest and other income, net	20,718	423	4,798%
Interest expense	(65)	(2,496)	(97)%
Change in fair value of derivative liability	11,750	(40,532)	129%
Total non-operating income (expense), net	32,403	(42,605)	(176)%
Net loss	$(18,674)	$(68,542)	(73)%

Revenues

The Company’s revenues during the years ended December 31, 2025 and 2024 consisted of (in thousands):

	Year Ended December 31,
	2025	2024	% Change
Services	$368	$346	6%
Products	314	27	1,063%
Total	$682	$373	83%

Revenues for the year ended December 31, 2025 were $682 thousand compared to $373 thousand for the year ended December 31, 2024, an increase of $309 thousand, or 83%. Revenue was derived from sales of hardware products and professional services in 2025 and 2024, in each case provided to multiple commercial and government customers under multi-month contracts. Product revenue increased substantially compared to 2024 due to successful sales of vibrometer and quantum networking devices which were delivered during 2025. During 2025 we were able to sell more off the shelf products as opposed to 2024 where we mostly provided services to create bespoke solutions for our customers. The year-over-year change was driven by changes in the number of, size of and level of effort performed on active customer proof of concept and research and development services and customer hardware contracts. In 2025, the Company continued to execute its business strategy to provide quantum-ready solutions for solving real-world problems. While we have made significant progress toward this overarching objective, the generation of revenue from customers has been slow to develop, in part due to the fact that quantum computing is a cutting-edge technology for most potential customers, who are therefore proceeding cautiously with small, exploratory contracts to better understand its applicability to their requirements. Accordingly, the Company has focused on providing professional services and research and development offerings to introduce customers to quantum-based solutions to their operating needs as well as on customer education and building customer awareness as a means to generating sales. We have developed and released multiple products, including commercial and research and development offerings and foundry services for TFLN Optical Chips manufacturing that we are now in the process of marketing. As a result, we expect product revenues to continue to increase going forward. The Company also started to recognize revenue for cloud-based access to the Dirac-3 quantum optimization system during 2025.

Cost of Revenues

Cost of revenue, which consists of direct labor expenses, primarily salary costs for engineering and solutions staff delivering services, and other direct component costs for custom hardware on research and development contracts, was $615 thousand for the year ended December 31, 2025, compared to $261 thousand for the prior year, an increase of $354 thousand, or 136%. Cost of revenues for each of the years ended December 31, 2025 and 2024 consists primarily of salary expense. The increase for 2025 was primarily due to the increases in direct labor expenses on R&D services contracts and custom hardware contracts, an increase in production overhead, and increased other direct costs (primarily parts and materials) required to perform on the contracts during the 2025 compared to the prior year.

Gross Margin

Gross margin for the year ended December 31, 2025 was $67 thousand compared to $112 thousand for the prior year, a decrease of $45 thousand, or 40%. On a percentage basis, gross margin was 10%, a decrease of 20% year-over-year. The decrease in gross margin was largely due to higher than anticipated direct labor expenses required to complete the assembly and test of the first unit of a new hardware product. Cost information from the production of the first unit will be used in adjusting pricing of subsequent product sales. Our lack of a scaled and distributed base of revenue generation by product and sales channel can result in significant differences in gross margin between reporting periods. We anticipate product gross margins will improve as we build additional units of each product.

Operating Expenses

Operating expenses of approximately $51.1 million during the year ended December 31, 2025 increased as compared to approximately $26.0 million in 2024 primarily as a result of higher research and development expenses, sales and marketing expenses and general and administrative expenses, as set forth in the below tables (in thousands, except percentages).

	Year Ended December 31,		%
	2025	2024	Change
Research and development	$20,473	$11,318	81%

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

Research and development expenses during the year ended December 31, 2025 increased $9.2 million or 81% compared with 2024 primarily due to higher headcount and related payroll costs, higher recurring lab equipment and consumables costs, and higher depreciation for long-lived laboratory equipment, partially offset by lower hosting services expenses and lower stock based compensation expense. The Company is aggressively pursuing its technology roadmap and has hired additional scientists, engineers and technicians in order to accelerate the development of key technologies and products.

	Year Ended December 31,		%
	2025	2024	Change
Sales and marketing	$3,431	$1,818	89%

Sales and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Sales and marketing expenses during the year ended December 31, 2025 increased $1.6 million or 89% compared with 2024 primarily due to increases in the sales staff, higher tradeshow and travel-related costs and increased marketing program costs. During the year ended December 31, 2025 the sales and marketing team participated in 1or 2 conferences and trade shows per month, compared to 1 or 2 trade shows per quarter during 2024, including greater participation in international quantum technology events, resulting in higher travel expenses.

	Year Ended December 31,		%
	2025	2024	Change
General and administrative	$27,240	$12,913	111%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses during the year ended December 31, 2025 increased $14.3 million or 111% compared with 2024 primarily due to higher employee and advisor-related expenses relating to development and implementation of internal financial controls, expansion of accounting staff, increased recruiting fees and legal expenses related to multiple financings, mergers and acquisition activity, and ongoing litigation.

Non-operating Income (Expense)

The following table summarizes our non-operating income (expense) for the years ended December 31, 2025 and 2024 (in thousands, except percentages).

	Year Ended December 31%
	2025	2024	Change
Interest and other income, net	$20,718	$423	4,798%
Interest expense	(65)	(2,496)	(97)%
Change in fair value of derivative and warrant liability	11,750	(40,532)	129%
Other income (expense), net	$32,403	$(42,605)	(176)%

Interest and other income, net, during the year ended December 31, 2025 increased $20,295 or 4,798% compared with 2024 primarily due to the Company maintaining higher cash balances in mutual funds, deposit and money market accounts, U.S. Treasuries and corporate bonds during as a result of the substantial amount of new funding the Company raised in 2025.

Interest expense during the year ended December 31, 2025 decreased $2,431 or 97% compared with 2024 primarily due to a decrease of interest on financial liabilities as the related borrowings were paid off during 2024. Interest expense during the year ended December 31, 2025 is related to late payroll tax filings.

Change in fair value of derivative and warrant liability during the year ended December 31, 2025 increased $52,282 or 129% compared with 2024 as a result of the change in the fair value of the QPhoton Warrant Liability (as defined below). The change in value of the warrant liability is a non-cash charge comprised of mark-to-market adjustments for the QPhoton Warrants (as defined below). Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the Company’s closing bid price of $10.26 per share on December 31, 2025; such adjustments may alternatively result in gains if the closing bid share price of the Company’s common stock decreases. See Note 12, Capital Stock, in the accompanying notes to our consolidated financial statements appearing elsewhere in this report for additional information on the QPhoton Warrants

The loss on change in value of derivative liability is entirely comprised of mark-to-market adjustments for the QPhoton Warrants, as defined below in the accompanying notes to our consolidated financial statements appearing elsewhere in this report, which had no carrying value as of December 31, 2023. Future mark-to-market adjustments may result in continued losses if the price of the Company’s common stock increases above the closing bid price of $16.55 per share at December 31, 2024; such adjustments may alternatively result in gains if the closing bid share price of the Company’s common stock decreases. See Note 12, Capital Stock, in the accompanying notes to our consolidated financial statements appearing elsewhere in this report for additional information on the QPhoton Warrants.

Liquidity and Capital Resources

We have incurred net losses and experienced negative cash flows from operations since inception. During the year ended December 31, 2025, the Company raised net proceeds of $1,475.1 million through the private placement of equity. The Company has no lines of credit or short-term debt obligations outstanding. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We also expect to incur additional integration and scaling costs associated with the LSI acquisition. As of December 31, 2025, the Company had cash and cash equivalents of $737.9 million and short-term and long-term investments of $782.5 million.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, although we may choose to take advantage of opportunistic capital raising or refinancing transactions at any time.

Our primary uses of cash are to fund and invest in our operations as we continue to grow our business. We will require a significant amount of cash for continued investment in our Foundry Services offering, including but not limited to future-identified space for expansion of our AZ Chips Facility, as well as the construction or acquisition of a high-volume chip manufacturing facility, as well as ongoing research and development for our non-linear quantum optical products and photonics chips. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our operating and investing needs through our cash and cash equivalents and, equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. We may, however, be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, interest rates, bank failures, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our product development and go-to-market efforts. There can be no assurances that the Company will be able to secure additional equity and/or debt investments or achieve an adequate sales level. We believe, however, that the Company’s existing cash and cash equivalents, together with any cash generated from operations and the proceeds from any additional equity or debt issuances will be sufficient to meet the Company’s liquidity needs for at least the next 12 months.

The following table summarizes total current assets, liabilities and working capital at December 31, 2025, compared to December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024	Increase/ (Decrease)
Current assets	$1,133,720	$79,151	$1,054,569
Current liabilities	$11,074	$4,559	$6,515
Working capital (deficit)	$1,122,646	$74,592	$1,048,054

At December 31, 2025, we had working capital of $1,122.7 million as compared to working capital of $74.6 million at December 31, 2024, an increase of $1,048.0 million. The increase in working capital is primarily attributable to an increase in cash and available-for-sale debt securities from the net proceeds of our sales of our sales of 86.3 million shares of common stock for an aggregate of $1,475.1 million during 2025.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Demand for the Company’s products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. As revenues will be derived from the sales of our products and services, our business operations may be adversely affected by the products and services offered by our competitors and any prolonged recession periods.

Cash Flows

The following table summarizes our cash flow for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(30,294)	$(16,213)
Net cash used in investing activities	(788,327)	(6,036)
Net cash provided by financing activities	1,477,556	99,135
Net increase in cash and cash equivalents	$658,935	$76,886

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2025 and 2024 was $30.3 million and $16.2 million, respectively, in each case primarily as a result of our net loss in each period offset by noncash adjustments for stock-based compensation, mark-to-market valuation adjustments on derivative liabilities, and depreciation and amortization.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024 was $788.3 million and $6.0 million, respectively, and was attributable to our purchase of computer hardware, laboratory equipment and TFLN Chips manufacturing equipment, as well as the purchase of $1,197.9 million in available-for-sale-debt securities offset by $376.3 million in proceeds from sales of available-for-sale-debt securities.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2025 and 2024 was $1,477.6 million and $99.1 million, respectively. Cash flows provided by financing activities during year ended December 31, 2025 were primarily attributable to net proceeds from our stock issuances.

On a long-term basis, our liquidity is dependent on continuation and expansion of operations and receipt of revenues. Demand for the Company’s products and services will be dependent on, among other things, market acceptance of our products and services, the technology market in general, and general economic conditions, which are cyclical in nature. As revenues will be derived from the sales of our products and services, our business operations may be adversely affected by the products and services offered by our competitors and any prolonged recession periods.

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

Fair Value of Stock-based Compensation

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC 718, Compensation - Stock Compensation. Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, accounting for actual forfeitures as they occur. We utilize the Black-Scholes pricing model in order to determine the fair value of stock-based option awards. The Black-Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Fair Value of Derivative Liability

Determining the fair market value of the QPhoton Warrants, which were included in the merger consideration paid to the stockholders of QPhoton (the “QPhoton Merger Consideration”), is a critical accounting estimate. The QPhoton Warrants are comprised of warrants to purchase up to 7,028,337 shares of the Company’s common stock at an exercise price of $0.0001 per share (the “QPhoton Warrants”) and are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 are exercised. The Merger Consideration for shareholders Yuping Huang and The Trustees of the Stevens Institute of Technology was issued in 2022. A third alleged shareholder, BV Advisory, rejected the Merger Consideration and commenced litigation in Delaware Chancery Court (see Note 10, Contingencies - Legal Proceedings, in this Form 10-K for additional information and Item 3, Legal Proceedings, in this Form 10-K for a full discussion). That litigation was resolved in 2025. Accordingly, as of December 31, 2025 and 2024, we had only issued 6,325,503 of the QPhoton Warrants. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock, then accounts for changes period-over-period by realizing a mark-to-market gain or loss for the period.

An additional critical accounting estimates involves determining the fair value of the conversion features inherent in the Streeterville Convertible Note (the “Streeterville Derivative Liability”), which involves inherent uncertainties and the application of management judgement. The Streeterville Derivative Liability will be mark-to-market adjusted on a quarterly basis and accreted as interest expense while the Streeterville Convertible Note is outstanding. The Streeterville Convertible Note was paid off in 2024.

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

As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of approximately $158.1 million, or $27.1 million on a tax-effected basis. We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits may be recognized by the end of 2026.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates, interest rates and inflation.

Interest Rate Risk

As of December 31, 2025, we had cash and cash equivalents of $737.9 million and investments in marketable securities of $379.4 million with maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of our cash equivalents or marketable securities as a result of changes in interest rates due to the short-term nature of these assets. A hypothetical 100 basis point increase in interest rates as of December 31, 2025 would not have had a material impact on the fair value of our cash equivalents or marketable securities due to their short-term maturities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our operations are based in the United States and all of our sales transactions are currently denominated in U.S. dollars. However, due to our use of some international vendors, an immaterial portion of our cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the British Pound Sterling. Changes in the exchange rate between the U.S. dollar and foreign currencies in which we incur expenses affect the translated value and relative level of sales and net income that we report from one period to the next. During the year ended December 31, we incurred a loss on foreign exchange transactions of $9 thousand as compared to $0 in 2024. This amount was not material to our consolidated financial statements.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures it could diminish our margin thereby limiting our profits, especially if we are not able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Other Risks

We do not have material exposure to commodity price risk, equity price risk, or other significant market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item, including the report of our independent registered public accounting firm and the notes thereto, are included commencing at page F-1 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Report of Management on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses noted below.

Material Weakness in Internal Control over Financial Reporting

A material weakness, as defined by the Public Company Accounting Oversight Board, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are common to many small companies with limited staff:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. During the year, we lacked a sufficient number of trained professionals with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.

The material weakness in the control environment contributed to the following additional material weaknesses:

●	We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting; and

●	We did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

o	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;

o	program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;

o	computer operations controls to ensure that data backups are authorized and monitored; and

o	review of reports for third-party service organizations associated with IT systems and related complementary user entity controls maintained by management.

The material weaknesses above did not result in a material misstatement to the consolidated financial statements as presented in this Annual Report on Form 10-K.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by BPM LLP, the Company's independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weaknesses

The Company has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. During 2025, the Company strengthened its accounting function through the hiring of five full-time accounting professionals, including a Controller and Manager of Technical Accounting, to enhance oversight, technical expertise, and execution of key financial reporting processes. In addition to identifying and remediating design deficiencies in its processes, the Company has formally documented its procedures for many of the significant accounting and financial reporting processes, including implementation of procedures for revenue recognition and segregation of duties. The other remediation actions planned include:

(i)	further documentation and implementation of control procedures and the implementation of control monitoring;

(ii)	identify and remedy gaps in our information technology general controls specifically related to the areas of security, user access, restricted access and change management; and

(iii)	design and implement risk assessment processes to identify and address new and evolving risks associated with financial reporting.

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

Remediation of Previously Identified Material Weakness

The previously identified material weaknesses over inadequate controls related to revenue recognition and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both accounting principles generally accepted in the United States of America and SEC Guidelines have been remediated.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by BPM, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the remaining material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, except for the changes discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, certain executive officers and directors of the Company (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s common stock, in each case, subject to any applicable volume limitations. No shares were traded under the Trading Plan during the year ended December 31, 2025.

The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name	Title	Plan Date	Earliest Selling Start Date	Maximum Shares That May Be Sold Under the Plan		Plan Expiration Date
Carl Weimer	Director	November 18, 2025	March 19, 2026	100,000	(1)	September 30, 2026

(1)	The plan was established for the purposes of facilitating the potential exercise of vested stock options that are due to expire in January 2028, and the associated sale of shares.

A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amounts, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including, if applicable, shares issued upon exercise of stock options or vesting of restricted stock units.

Each Plan Participant’s Rule 10b5-1 Trading Plan was adopted during an authorized trading period and when such Plan Participant was not in possession of material non-public information and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

The information set forth below is included for the purpose of providing disclosure under Item 5.02(e) of Form 8-K.

2026 Executive Compensation Plan

On February 17, 2021, the Board established an executive compensation framework for fiscal year 2026 (the “2026 Executive Compensation Framework”) as part of its review of target incentive compensation for our executive officers.

Under the terms of the 2026 Executive Compensation Framework, each of the eligible executive officers are expected to have their salary targeted at the 25th percentile average of comparable companies, as determined by our compensation consultant, Pearl Meyer & Partners, LLC. Eligible executive officers may be eligible to receive a cash bonus that will vary in amount depending on our success in achieving certain performance targets including with respect to achieving $30 million in revenue. In addition, eligible executive officers may also be eligible to receive long term incentive equity grants comprised of 50% restricted stock units, 30% performance stock units (“PSU’s”) and 20% stock options. PSU’s are based on three year targets comprised 50% of revenue and backlog and 50% total shareholder return. Individual bonuses are computed based 50% on the company goal, 50% on individual goals. Our Board and/or our compensation committee retains full discretion to modify or deviate from the framework described above. The foregoing description is intended to summarize our Board’s current compensation framework and is not intended to constitute a binding compensatory plan or arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Quantum Computing Inc., Project Alpha Merger Sub I, Inc., Project Alpha Merger Sub II, LLC, QPhoton, Inc., and Yuping Huang, dated as of May 18, 2022	8-K	10.1	05/23/2022
3.1(i)	Amended and Restated Certificate of Incorporation	10-K/A	3.1(i)	07/10/2023
3.1(ii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	11/17/2021
3.1(iii)	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock of Quantum Computing Inc., filed with the Delaware Secretary of State on December 16, 2021	8-K	3.1	12/17/2021
3.1(iv)	Certificate of Designation with respect to the Series B Preferred Stock, par value $0.0001 per share, dated June 14, 2022	8-K	3.1	06/21/2022
3.2	Amended and Restated By-laws	10-K/A	3.2	07/10/2023
4.1	Common Stock Specimen	10-12(g)	4.1	01/09/2019
4.2	Description of Securities	10-K	4.4	04/01/2024
4.3	Form of Placement Agent Warrant	8-K	4.1	12/12/2024
4.4	Form of Placement Agent Warrant	8-K	4.1	01/08/2025
4.5	Form of Placement Agent Warrant	10-K	4.5	03/20/2025
4.6	Unsecured Promissory Note issued by QPhoton, Inc. to Quantum Computing, Inc., in the amount of $1,250,000, dated February 18, 2022	8-K	10.2	02/23/2022
10.1*	2019 Quantum Computing Inc. Equity and Incentive Plan	S-1	10.8	11/22/2019
10.2*	Form Director Agreement	8-K	10.1	02/23/2021

10.3	Note Purchase Agreement, dated as of February 18, 2022, between Quantum Computing Inc. and QPhoton, Inc.	8-K	10.1	02/23/2022
10.4	Escrow Agreement, dated as of June 16, 2022, by and among Quantum Computing Inc., Yuping Huang and Worldwide Stock Transfer, LLC	8-K	10.2	06/21/2022
10.5	Stockholders Agreement by and among Quantum Computing, Inc. and each of the Stockholders set forth on Exhibit A thereto, dated as of June 16, 2022	8-K	10.3	06/21/2022
10.6	Form Registration Rights Agreement	8-K	10.4	06/21/2022
10.7*	Quantum Computing Inc. 2022 Equity and Incentive Plan	10-K/A	10.42	07/10/2023
10.8	Series A Preferred Redemption and Waiver Agreement, dated as of March 19, 2024	8-K	10.1	03/25/2024
10.9	Secured Promissory Note issued to Streeterville Capital, LLC, dated August 6, 2024	8-K	4.1	08/12/2024
10.10	Guaranty by QPhoton, LLC, Qubittech International, Inc., Qubittech, Inc., and QI Solutions, Inc., dated August 6, 2024	8-K	10.4	08/12/2024
10.11	Separation Agreement and General Release dated April 15, 2025, by and between Quantum Computing, Inc. and Dr. William McGann	8-K	10.1	04/16/2025
10.12*	Employment Agreement between Christopher Roberts and Quantum Computing, Inc., dated as of June 20, 2025	8-K	10.1	06/20/2025
10.13*	Quantum Computing, Inc. Non-Employee Director Compensation Policy				X
10.14	Stock Purchase Agreement, dated as of December 15, 2025, by and among the Company, Luminar Technologies, Inc. and Luminar Semiconductor, Inc.	8-K	2.1	12/15/2025
10.15*	Employment Agreement, dated as of December 16, 2025, by and between Quantum Computing Inc. and Yuping Huang	8-K	10.1	12/17/2025
14.1	Quantum Computing Inc. Code of Ethics	8-K	14.1	09/25/2024
19.1	Quantum Computing Inc. Insider Trading Policy	10-K	19.1	03/20/2025
21.1	List of Subsidiaries				X
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm				X
31.1	Principal Executive Officer Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Principal Financial Officer Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley				X
97.1	Policy relating to recovery of erroneously awarded compensation.	10-K	97.1	04/01/2024
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2026	Quantum Computing Inc.

	By:	/s/ Dr. Yuping Huang
Dr. Yuping Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Yuping Huang	Chairman of the Board of Directors and Chief Executive Officer	March 2, 2026
Yuping Huang	(Principal Executive Officer)

/s/ Christopher Roberts	Chief Financial Officer, Treasurer	March 2, 2026
Christopher Roberts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Turmelle	Director	March 2, 2026
Michael Turmelle

/s/ Robert Fagenson	Vice Chairman of the Board of Directors	March 2, 2026
Robert Fagenson

/s/ Dr. Carl Weimer	Director	March 2, 2026
Dr. Carl Weimer

/s/ Dr. Javad Shabani	Director	March 2, 2026
Dr. Javad Shabani

/s/ Eric Schwartz	Director	March 2, 2026
Eric Schwartz

QUANTUM COMPUTING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quantum Computing, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Computing, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, mezzanine and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026, expressed an adverse opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Warrant Liabilities

As described in Note 12, on June 16, 2022, the Company merged with QPhoton, Inc., which was accounted for as a business combination using the acquisition method of accounting. In conjunction with the merger, the Company issued warrants that become exercisable when and if stock options and warrants outstanding as of the time of the merger are exercised. The Company is accounting for these warrants as a derivative liability and is valued at $7.8 million as of December 31, 2025 and resulted in a mark-to-market gain of $11.8 million in the year ended December 31, 2025.

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

We have served as the Company’s auditor since 2024.

/s/ BPM LLP

San Jose, California

March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quantum Computing, Inc

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Quantum Computing, Inc (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2025 based on Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive loss, mezzanine and stockholders equity, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A:

i.	The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. During the year, the Company lacked a sufficient number of trained professionals with (a) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (b) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the Company’s finance and accounting functions;

ii.	The Company did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in their financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting; and

iii.	The Company did not design and maintain effective controls over information technology general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, the Company did not design and maintain:

a.	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;

b.	program change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;

c.	computer operations controls to ensure that data backups are authorized and monitored; and

d.	review of reports for third-party service organizations associated with IT systems and related complementary user entity controls maintained by management.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

San Jose, California

March 2, 2026

QUANTUM COMPUTING INC.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$737,880	$78,945
Accounts receivable, net	519	27
Inventory	352	18
Loans receivable, net	-	-
Short Term Investments	379,421	-
Accrued interest receivable	3,634	-
Prepaid expenses and other current assets	11,914	161
Total current assets	1,133,720	79,151
Property and equipment, net	12,971	8,212
Operating lease right-of-use assets	2,353	1,522
Intangible assets, net	6,500	8,972
Goodwill	55,573	55,573
Long-term investments	403,121	-
Accrued interest receivable - long term	4,551	-
Other non-current assets	131	129
Total assets	$1,618,920	$153,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$778	$1,372
Accrued expenses	9,135	2,134
Deferred revenue	395	79
Other current liabilities	766	974
Total current liabilities	11,074	4,559
Derivative liability	7,773	40,532
Operating lease liabilities	1,808	1,181
Total liabilities	20,655	46,272
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively; 3,080 thousand shares of Series B Preferred Stock authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common stock, $0.0001 par value, 250,000 thousand shares authorized; 224,165 and 129,012 shares issued and outstanding as of December 31, 2025 and 2024, respectively	22	13
Additional paid-in capital	1,816,494	307,756
Accumulated deficit	(219,156)	(200,482)
Accumulated other comprehensive income	905	-
Total stockholders’ equity	1,598,265	107,287
Total liabilities and mezzanine and stockholders’ equity	$1,618,920	$153,559

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Operations and Comprehensive Loss

 (In thousands, except per share data)

	Year Ended
	December 31,
	2025	2024	2023
Total revenue	$682	$373	$358
Cost of revenue	615	261	196
Gross profit	67	112	162
Operating expenses
Research and development	20,473	11,318	8,891
Sales and marketing	3,431	1,818	1,806
General and administrative	27,240	12,913	15,708
Total operating expenses	51,144	26,049	26,405
Loss from operations	(51,077)	(25,937)	(26,243)
Non-operating income (expense)
Interest and other income, net	20,718	423	295
Interest expense	(65)	(2,496)	(1,602)
Change in fair value of derivative liability	11,750	(40,532)	528
Loss before income tax provision	(18,674)	(68,542)	(27,022)
Income tax provision	-	-	-
Net Loss	(18,674)	(68,542)	(27,022)

Less: Series A convertible preferred stock dividends	-	-	861
Net loss attributable to common stockholders	(18,674)	(68,542)	(27,883)
Other comprehensive income (loss):
Unrealized gain on available-for-sale debt securities (net of tax)	905	-	-
Total comprehensive income (loss)	$(17,769)	$(68,542)	$(27,883)

Loss per share:
Basic and Diluted	$(0.11)	$(0.73)	$(0.42)

Weighted average shares used in computing net loss per common share:
Basic and Diluted	164,492	93,881	66,611

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Mezzanine and Stockholders Equity

 (In thousands, except per share data)

	Year Ended December 31,
		Series A				Additional		Accumulated Other	Total
	Mezzanine	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balances, January 1, 2023	$-	1,500	$-	55,963	$6	$169,175	$(104,057)	$-	$65,124
Issuance of shares for cash	-	-	-	17,572	2	24,728	-	-	24,730
Conversion of preferred stock	-	(10)	-	11	-	1	-	-	1
Preferred stock dividends	-	-	-	-	-	-	(861)	-	(861)
Stock-based compensation	-	-	-	2,330	-	4,238	-	-	4,238
Stock-based compensation for services	-	-	-	1,575	-	2,493	-	-	2,493
Net loss	-	-	-	-	-	-	(27,022)	-	(27,022)
Balances, December 31, 2023	-	1,490	-	77,451	8	200,635	(131,940)	-	68,703
Issuance of shares for cash	-	-	-	49,679	5	106,761	-	-	106,766
Conversion of Series A preferred stock to common stock	(4,097)	(745)	-	745	-	4,097	-	-	4,097
Reclassification of Series A preferred stock to mezzanine equity	8,195	-	-	-	-	(8,195)	-	-	(8,195)
Repurchase of redeemable shares	(4,098)	(745)	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	995	-	4,322	-	-	4,322
Stock-based compensation for services	-	-	-	142	-	136	-	-	136
Net loss	-	-	-	-	-	-	(68,542)	-	(68,542)
Balances, December 31, 2024	-	-	-	129,012	13	307,756	(200,482)	-	107,287
Issuance of shares for cash	-	-	-	86,250	8	1,475,136	-	-	1,475,144
Issuance of shares related to exercise of warrants	-	-	-	3,477	1	23,420	-	-	23,421
Stock-based compensation	-	-	-	5,426	-	10,163	-	-	10,163
Stock-based compensation for services	-	-	-	-	-	19	-	-	19
Issuance of shares related to stock option exercises	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	(18,674)	-	(18,674)
Unrealized gains on available-for-sale debt securities	-	-	-	-	-	-	-	905	905
Balances, December 31, 2025	$-	-	$-	224,165	$22	$1,816,494	$(219,156)	$905	$1,598,265

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(18,674)	$(68,542)	$(27,022)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	4,403	3,798	3,307
Amortization of issuance costs	-	2,059	925
Change in fair value of derivative liability	(11,750)	40,532	(528)
Change in value of derivative	-	(666)	-
Provision for credit losses	-	279	279
Amortization of operating lease right-of-use assets	540	294	222
Stock-based compensation expense	8,659	5,782	4,271
Stock-based compensation expense for services	18	23	284
Change in operating assets and liabilities
Accounts receivable	(492)	38	(52)
Inventory	(334)	55	(70)
Accrued interest receivable	(8,185)	-	-
Prepaid expenses and other current assets	(11,753)	16	(110)
Other non-current assets	(2)	-	(69)
Accounts payable	(594)	(90)	596
Deferred revenue	316	79	-
Accrued expenses and other current liabilities	7,966	362	(112)
Operating lease liabilities	(412)	(236)	(241)
Net cash used in operating activities	(30,294)	(16,213)	(18,315)

Cash flows from investing activities:
Purchase of property and equipment	(6,690)	(6,036)	(2,112)
Issuance of loan receivable	-	-	(500)
Purchases of available-for-sale debt securities	(1,197,865)	-	-
Proceeds from sales of available-for-sale debt securities	376,331	-	-
Proceeds from maturities of available-for-sale debt securities	39,904	-	-
Other recognized losses (gains)	(7)	-	-
Net cash used in investing activities	(788,327)	(6,036)	(2,612)

Cash flows from financing activities:
Proceeds raised from financial liabilities, net of issuance costs	-	6,995	-
Payments of financial liabilities, net of interest	-	(10,313)	(6,187)
Series A Preferred stock dividend payments	-	(215)	(865)
Repurchase of Series A preferred stock	-	(4,098)	-
Proceeds from stock issuance related to ATM facility	-	-	-
Net proceeds from exercise of warrants	2,412	-	-
Net proceeds from issuance of common stock	1,475,144	106,766	24,730
Net cash provided by financing activities	1,477,556	99,135	17,678

Net increase (decrease) in cash	658,935	76,886	(3,249)
Cash and cash equivalents, beginning of period	78,945	2,059	5,308
Cash and cash equivalents, end of period	$737,880	$78,945	$2,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$268	$813

Non-cash investing and financing activities:
Fair value of derivative liability reclassed to additional paid-in capital due to exercise of warrants	$21,009	$-	$-
Issuance of stock expensed from 2024, awarded in 2025	$1,507	$-	$-
Leased assets obtained in exchange for new operating lease liabilities	$1,371	$765	$-
Reclassification of Series A preferred stock to mezzanine equity	$-	$8,195	$-
Valuation of derivative associated with convertible financial liability	$-	$666	$-
Conversion of Series A preferred to common stock	$-	$4,097	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to Consolidated Financial Statements

December 31, 2025

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. We have not achieved a level of sales adequate to support the Company’s cost structure. Cash and cash equivalents on hand were $737.9 million and $790.7 million in investments and accrued interest as of December 31, 2025. The Company has historically incurred losses and negative cash flows from operations. During the year ended December 31, 2025, the Company issued 86.3 million shares of common stock for net proceeds of $1,475.1 million. As of December 31, 2025, the Company also had an accumulated deficit of $219.2 million and working capital of $1,122.7 million. As a result, the Company has adequate cash and cash equivalents on hand to meet its obligations over the next 12 months.

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

Reclassifications

Certain reclassifications have been made to the fiscal year 2024 and 2023 consolidated financial statements to conform to the fiscal year 2025 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ equity.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of December 31, 2025 and December 31, 2024, the Company had $720.6 million and $78.9 million, respectively, in cash equivalents invested in mutual funds. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash.

Marketable Securities: Available-For-Sale Debt Securities

The Company invests excess cash balances in marketable debt securities. The Company classifies investments in marketable debt securities as available-for-sale. Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The Company reports available-for-sale debt securities at fair value at each balance sheet date, and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of shareholders’ equity. Realized gains and losses are determined using the specific-identification method, and are included in interest and other income, net in the consolidated statements of operations and comprehensive loss. The Company classifies available-for-sale debt securities as current or non-current based on management’s intentions or maturity of the securities.

The Company evaluates securities for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit- related is recognized in other comprehensive income (loss), net of applicable taxes.

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

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when performance obligations are satisfied

The revenue the Company has recognized in the years ended December 31, 2025, 2024 and 2023 were primarily derived from contracts to perform professional services. Revenue from time and materials-based contracts is recognized as the direct hours worked during the period times the contractual hourly rate, plus direct materials and other direct costs as appropriate, plus negotiated materials handling burdens, if any. Revenue from units-based contracts is recognized as the number of units delivered or performed during the period times the contractual unit price. Revenue from fixed price contracts is recognized as work is performed with estimated profits recorded on a percentage of completion basis. The Company has no cost-plus type contracts at this time.

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

The Company’s revenue consists of (in thousands):

	Year Ended December 31,
	2025	2024	2023
Services	$368	$346	$353
Products	314	27	5
Total	$682	$373	$358

The Company disaggregates revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the shipping location of the customer. The geographic regions that are tracked for the years ended December 31, 2025, 2024 and 2023 are the Americas and Europe.

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2025			2024			2023
	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total	Point-in-Time	Over Time	Total
Americas	$21	$571	$592	$27	$346	$373	$5	$337	$342
Europe	53	12	65	-	-	-	-	16	16
Asia	23	2	25	-	-	-	-	-	-
Total	$97	$585	$682	$27	$346	$373	$5	$353	$358

Accounts Receivable

Accounts receivable consists of amounts due from customers for work performed on contracts. The Company records accounts receivable at their net realizable value. Periodically the Company evaluates its accounts receivable to establish a provision for credit losses, when deemed necessary, based on the history of past write-offs, collections and current credit conditions. The customer accounts receivable are considered fully collectible in the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

Provision for Credit Losses

The Company estimates losses on loans and other financial instruments in accordance with Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces the current expected credit losses (“CECL”) methodology for estimating allowances for credit losses. The CECL framework requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supporting forecasts. Under CECL, the allowance for credit losses is measured as the difference between the financial asset’s cost basis and the net amount expected to be collected on the financial asset. CECL allows us to use information about past events including historical loan loss experience, current conditions, and reasonable and supportable forecasts to assess the collectability of the financial assets. The receivables for financial assets as of December 31, 2025 and 2024 are not considered fully collectible and thus management has recorded a provision for credit losses. See Note 11, Loan Receivable, for additional information.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our operating leases are comprised of office space leases, and as of December 31, 2025 and 2024, we had no finance leases.

Valuation of Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the fourth quarter of fiscal 2025 and 2024 and determined that its goodwill was not impaired. As of December 31, 2025 and 2024, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required. There were no impairments recorded for any period presented.

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

During years ended December 31, 2025, 2024 and 2023, the Company did not record any impairment from long-lived assets.

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

Stock-based Compensation

Stock-based compensation expense for awards expected to vest is recognized using the straight-line attribution method over the requisite service period and reflects actual forfeitures as they occur. We estimate the fair value of stock option awards on the grant date using the Black-Scholes option pricing model. The Black-Scholes model requires the use of several highly subjective assumptions, including expected volatility, expected option life, and the risk-free interest rate. These assumptions represent management’s best estimates, and changes in these estimates could have a material impact on the amount of stock-based compensation expense recognized in future periods.

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

Net Loss Per Share:

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share data):

	Year Ended December 31,
	2025	2024	2023
Basic net income (loss) per common share:
Numerator:
Net loss	$(18,674)	$(68,542)	$(27,022)
Less: Series A convertible preferred stock dividends	-	-	861
Net loss available to common stockholders	(18,674)	(68,542)	(27,883)

Denominator:
Weighted average outstanding shares of common share - basic	164,492	93,881	66,611
Loss per common share – basic and diluted	$(0.11)	$(0.73)	$(0.42)

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. Due to a net loss in the years ended December 31, 2025, 2024 and 2023, there were no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Warrants	1,599	2,583	6,053
Options	5,510	12,907	12,280
Unvested restricted common stock	1,200	2,997	1,192
Total potentially dilutive shares	8,309	18,487	19,525

As all potentially dilutive securities are anti-dilutive as of December 31, 2025, 2024 and 2023, diluted net loss per share is the same as basic net loss per share for each period.

Recently Adopted Accounting Standards

On December 14, 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under ASU 2023-09, entities are required to uniformly classify and present greater disaggregation of information in the rate reconciliation and income taxes paid. ASU 2023-09 is intended to benefit users of the consolidated financial statements by improving transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024 for public companies. The Company adopted ASU 2023-09 as of January 1, 2025. The standard did not have a material effect on the Company’s consolidated financial statements.

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

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements and the applicability of Topic 270. The guidance will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3 – Segment Reporting

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses, such as employee wages and benefits at a consolidated level, to manage the Company’s operations and strategic growth initiatives.

The following table presents segment information of revenue, significant expenses and net loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$682	$373	$358
Less:
Salaries and employee related costs	14,609	9,534	9,745
Stock-based compensation	8,677	5,805	4,555
Rent and facilities	1,574	751	575
Professional services and legal fees	14,483	2,959	3,963
Technology & IT costs	3,067	1,062	1,198
Other sales and marketing costs	2,457	734	1,471
Direct and indirect materials	-	99	39
Depreciation and amortization expense	4,404	3,798	3,307
Other operational expense	2,488	1,667	1,787
Operating loss	(51,077)	(25,937)	(26,243)
Other income (loss)
Interest and other income (expense), net	20,718	423	295
Interest expense	(65)	(2,496)	(1,602)
Change in fair value of derivative liability	11,750	(40,532)	528
Segment net loss	$(18,674)	$(68,542)	$(27,022)

Note 4 – Fair Value Measurements

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

See Note 12, Capital Stock, for a full discussion of the warrant liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2025
		Quoted Prices in Active Markets for	Significant Other	Significant
	Aggregate Estimated Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Mutual funds	$720,579	$720,579	$-	$-
	$720,579	$720,579	$-	$-

Assets classified as marketable securities: available-for-sale debt securities

U.S. Treasuries	$426,446	$426,446	$-	$-
Corporate debt securities	356,096	-	356,096	-
	$782,542	$426,446	$356,096	$-

	December 31, 2024
		Quoted Prices in Active Markets for	Significant Other	Significant
	Aggregate Estimated Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets classified as cash equivalents:
Mutual funds	$78,945	$78,945	$-	$-
	$78,945	$78,945	$-	$-

The Company estimates the fair value of available-for-sale debt securities using actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value. If observed market prices are not available (for example securities with short maturities and infrequent secondary market trades), the securities are priced using a valuation model maximizing observable inputs, including market interest rates.

As of December 31, 2025 and 2024, the Company did not have any non-financial assets measured at fair value on a recurring basis. During the years ended December 31, 2025, 2024 and 2023, there were no transfers between levels.

Note 5 – Available-For-Sale Debt Securities

The following table summarizes available-for sale debt securities held by the Company as of December 31, 2025:

	Remaining		Gross	Gross
	Contractual	Amortized	Unrealized	Unrealized
	Maturity	Cost	Gains	Losses	Fair Value
U.S. Treasuries	< 1 year	$274,232	$117	$-	$274,349
	1 - 3 years	151,844	253	-	152,097
	3 - 5 years	-	-	-	-
Corporate debt securities	< 1 year	104,890	182	-	105,072
	1 - 3 years	244,250	361	-	244,611
	3 - 5 years	6,421	-	(8)	6,413
Total available-for-sale debt securities		$781,637	$913	$(8)	$782,542

The Company may from time to time sell its available-for-sale debt securities. There were $7 thousand in realized gains on sales of available-for-sale debt securities for the year ended December 31, 2025. The Company’s investment portfolio includes callable securities that may be called prior to maturity.

The aggregated net unrealized gain on available-for-sale debt securities in the amount of $905 thousand has been recognized in accumulated other comprehensive loss in the Company’s consolidated balance sheet as of December 31, 2025.

As of December 31, 2024, the Company held no available-for-sale debt securities and therefore there were no amounts reclassified out of other comprehensive income (loss), net of tax during the year ended December 31, 2025.

Note 6 – Intangible Assets, net

As a result of the merger with QPhoton in June 2022, the Company has the following amounts related to intangible assets, net (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement with founder	$3,251	$(3,251)	$-	$3,251	$(2,800)	$451
Website domain name and trademark	1,009	(724)	285	1,009	(521)	488
Technology and licensed patents	12,731	(6,516)	6,215	12,731	(4,698)	8,033
Total	$16,991	$(8,019)	$6,500	$16,991	$(8,019)	$8,972

The amortization expense of the Company’s intangible assets for the years ended December 31, 2025, 2024 and 2023 was approximately $2.5 million, $3.1 million and $3.1 million, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2026	$2,021
2027	1,903
2028	1,819
2029	757
Total	$6,500

Note 7 – Income Taxes

The Company has no material income tax paid or accrued for year ended December 31, 2025 and December 31, 2024.

The Company’s effective tax rate differs from the federal statutory tax rate mainly due to non deductible officer compensation, stock based compensation and non taxable mark to market warrant adjustment and valuation allowance against the net deferred tax assets. As of December 31, 2025, the company has adopted ASU 2023-09 prospectively. A reconciliation of the U.S. statutory tax rate to our effective tax rate as of December 31, 2025 according to the new standard is presented below:

	December 31, 2025
Tax at Statutory Rate	$(3,731,486)	21%
State income taxes, net of federal benefit	—	0%
Tax Credits:
R&D credits	(470,761)	3%
Non taxable or non deductible items:
Section 162(m) officer compensation limitation	6,461,438	-36%
Stock based compensation windfall	(9,088,130)	51%
Warrant mark-to-market adjustments	(2,467,450)	14%
Other permanent differences	47,686	0%
Change in valuation allowance	3,670,897	-21%
Other:
True up of prior year deferred tax items	3,528	0%
True up of stock based compensation	5,574,279	-31%
Tax Expense	$0	0%

The reconciliation of the U.S. statutory tax rate to our effective tax rate as of December 31, 2024 and December 31, 2023 according to the standard before ASU 2023-09 is presented below:

	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(3.1)%	0.0%
Warrant mark-to-market adjustments	(12.4)%	2.0%
Change in business credits	0.5%	0.0%
Other permanent differences	(0.1)%	(0.3)%
True-ups	0.0%	0.0%
Change in deferred tax asset valuation allowance	(6.0)%	(22.3)%
Effective income tax rate	0.0%	0.4%

The Company has deferred tax assets and liabilities as follows:

	Year Ended December, 31
	2025	2024
Deferred Tax Assets
Accrued Expenses	1,617	95
Lease Liability	658	356
Allowance for Bad Debts	142	123
Other	19	17
NOLs	27,083	18,833
Research and Development Credits	1,086	615
Capitalized Research and Development Expenses	6,244	2,559
Stock Based Compensation	3,708	10,538
Gross Deferred Tax Assets	40,557	33,136

Deferred Tax Liabilities
Unrealized Gain and loss	(244)	-
Intangibles	(1,856)	(1,885)
ROU	(601)	(334)
Total Deferred Tax Liabilities	(2,700)	(2,220)

Net Deferred Tax Assets and Liabilities	37,857	30,916
Valuation Allowance	(37,857)	(30,916)
Net Deferred Tax Assets & Liabilities	-	-

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $118.9 million and $39.2 million, respectively. All of the federal NOL carryforwards were generated during 2018 or later and will carryforward indefinitely but will be subject to 80% taxable income limitation beginning tax years after December 31, 2021, as provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act (PL 116-136). State net operating loss will begin to expire in 2043 for state tax purposes. The Company had federal research and development tax credits of approximately $1.6 million, which begins to expire in 2043. The Company had no state tax credits. Furthermore, the utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company’s ability to use its NOLs or tax credit carryforwards may be restricted.

As of December 31, 2025, the significant components of the Company’s net deferred tax assets included stock-based compensation of $3.7 million, capitalized research and development expenditures of approximately $6.2 million, and accrued expenses of $1.6 million. The most significant component of deferred tax liability which was used to offset gross deferred tax asset includes deferred tax liability of $1.9 million related to intangibles. The Company believes that it is more likely than not that the benefit from the net deferred tax assets will not be realized. Accordingly, it has provided a full valuation allowance on any potential deferred tax assets. The Company has valuation allowance against the net deferred tax assets of $37.9 million. The valuation allowance increased by approximately $6.9 million for the period ending December 31, 2025. The provision for income taxes is not material in the years presented due to there being no taxable income.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $89.3 million and $7 million, respectively. The Company has federal R&D credit carryforwards of approximately $878 thousand. The Company has no state R&D credit carryforwards. The significant components of the Company’s net deferred tax assets included stock-based compensation of $14 million, and capitalized research and development expenditure of approximately $3 million. The Company believes that it was more likely than not that the benefit from the net deferred tax assets will not be realized. Accordingly, the Company assessed a valuation allowance of $31 million in the period ended December 31, 2024.

Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, with varying statutes of limitations. All tax years remain open to examination due to the carryover of unused net operating losses that are being carried forward for tax purposes.

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2025, the Company had no interest related to unrecognized tax benefits, and no amounts for penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change of the Company’s unrecognized tax benefits within twelve months of this reporting date.

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

	Year end December 31
	2025	2024
Beginning balance	$263,541	$
Changes related to tax positions taken in the prior year			95,767
Changes related to tax positions taken in the current year	201,755		167,774
Ending balance	$465,296		$263,541

Note 8 – Property and Equipment, net

The Company’s property and equipment, net are primarily located at the Company’s leased facilities in Hoboken, NJ and Tempe, AZ and consist of (in thousands):

	December 31,
Classification	2025	2024
Computer and laboratory equipment	$13,070	$8,438
Network equipment	35	29
Furniture and fixtures	99	37
Software	374	77
Leasehold improvements	2,303	597
Total cost of property and equipment	15,881	9,178
Accumulated depreciation	(2,910)	(966)
Property and equipment, net	$12,971	$8,212

The Company recorded depreciation expense of $1.9 million, $694 thousand and $203 thousand during the years ended December 31, 2025, 2024 and 2023, respectively, using useful lives of the Company’s long-lived assets as follows:

Estimated Useful Life (Years)
Computer and laboratory equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lessor of lease term or 5

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense. There were no significant gains or losses during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 9 – Financial Liabilities

Secured Promissory Note

On August 6, 2024, the Company entered into a Securities Purchase Agreement (the “Secured SPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a Secured Convertible Promissory Note (the “Streeterville Convertible Note”) in the original principal amount of $8.25 million. The principal amount includes an original issue discount of $750 thousand. Streeterville paid $7.5 million in cash for the Streeterville Convertible Note. The Streeterville Convertible Note accrues interest at a rate of 10% per annum and has a maturity date of February 6, 2026, unless earlier prepaid, redeemed or accelerated in accordance with its terms prior to such date. The Company intends to use the net proceeds from the sale of the Streeterville Convertible Note primarily for general working capital purposes, including for (i) operations as the Company increases its sales and marketing efforts; (ii) capital expenditures in outfitting its chip fabrication facility in Tempe, AZ; and (iii) for any other planned or unplanned expenditures that might arise in support of the Company’s business plan. Ascendiant Capital Markets, LLC served as the placement agent on the transaction and received a fee of $450 thousand, and the Company recognized $55 thousand in other issuance costs, primarily for legal services. The Company repaid the Streeterville Convertible Note on November 18, 2024. As of December 31, 2025, there was no outstanding balance and the Company has no further obligations with respect to the Secured SPA or Streeterville Convertible Note.

Unsecured Promissory Note

On September 23, 2022, the Company entered into a note purchase agreement (the “Unsecured NPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which Streeterville purchased an unsecured promissory note (the “Note” or the “Streeterville Unsecured Note”) in the initial principal amount of $8.25 million. The Streeterville Unsecured Note bore interest at 10% per annum. The maturity date of the Note was defined as 18 months from the date of its issuance (the “Maturity Date”). The Streeterville Unsecured Note carried an original issue discount of $750 thousand, which was included in the principal balance of the Note. If the Company had elected to prepay the Streeterville Unsecured Note prior to the Maturity Date, it would have paid to Streeterville 120% of the portion of the Outstanding Balance the Company would have elected to prepay. There was an outstanding balance of $1.9 million as of December 31, 2023. As of December 31, 2024, Streeterville had redeemed the full principal amount of the Unsecured NPA, there was no outstanding balance and the Company has no further obligations with respect to the Unsecured NPA or Streeterville Unsecured Note.

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

The QCi Note Purchase Agreement contains customary representations and warranties by QPhoton and the Company, as well as a “most favored nations” provision for the benefit of the Company. The QCi Notes issued under the QCi Note Purchase Agreement, including the QCi Notes issued on February 18, 2022 and April 1, 2022, provide that the indebtedness evidenced by the applicable QCi Note bears simple interest at the rate of 6% per annum (or 15% per annum during the occurrence of an event of default, as defined in the QCi Notes), and becomes due and payable in full on the earlier of (i) March 1, 2023, subject to extension by one year at the option of QPhoton, (ii) a change of control (as defined in the QCi Notes) of QPhoton or (iii) an event of default. As a result of the merger, the QCi Note and accrued interest is eliminated through consolidation. However, the two QCi Notes were not forgiven or converted to equity, remain outstanding under the terms and conditions of the QCi Note Purchase Agreement, and are eliminated in consolidation for presentation purposes in these consolidated financial statements.

Note 10 – Contingencies

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

See Part I, Item 3, Legal Proceedings, in this Form 10-K for additional details on the status of motions on the following proceedings.

BV Advisory v. QCi Breach Lawsuit

At the time of the QPhoton Merger in June 2022, QPhoton had an outstanding balance of principal and interest due to BV Advisory Partners LLC (“BV Advisory”) based on a note purchase agreement that QPhoton had entered into with BV Advisory on March 1, 2021 (the “BV Note Purchase Agreement”). Accordingly, the Company had recorded an estimated payable, recognized as other current liabilities on the condensed consolidated financial statements, based on best available information in the amount of $536 thousand as of December 31, 2024. During the quarter ended September 30, 2025, this amount was repaid in full.

On August 16, 2022, BV Advisory filed a complaint in the Court of Chancery of the State of Delaware naming QPhoton, the Company and certain of the Company’s directors and officers (among others) as defendants seeking, among other relief, monetary damages for an alleged breach of the BV Note Purchase Agreement. During the year ended December 31, 2024, BV Advisory’s other claims were dismissed by the Delaware Chancery Court and BV Advisory transferred its claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. On July 17, 2025, the Company, Keith Barksdale (“Barksdale” the managing member of BV Advisory), and BV Advisory entered into a settlement agreement (the “Settlement Agreement”) pursuant to which BV Advisory, dismissed its claims under the BV Note Purchase Agreement with prejudice. The terms of the settlement agreement are summarized in Part I, Item 3, Legal Proceedings.

BV Advisory v. QCi Appraisal Action

BV Advisory Partners, LLC (“BV Advisory”) was a shareholder of QPhoton, Inc., the predecessor in interest to the Company’s subsidiary, QPhoton, LLC (both referred to as “QPhoton” in this Legal Proceedings discussion). On October 13, 2022, BV Advisory filed a petition in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) seeking appraisal rights on the shares of common stock of QPhoton it owned (which shares represented 10% of the shares of common stock of QPhoton outstanding immediately prior to the Company’s acquisition of QPhoton) pursuant to Section 262 of the Delaware General Corporation Law. Pursuant to the Settlement Agreement, the Company agreed to issue to Barksdale or his designees 1.9 million shares of the Company’s common stock and BV Advisory dismissed its claims under the appraisal action with prejudice. The terms of the settlement agreement are summarized in Part I, Item 3, Legal Proceedings.

QCi v. BV Advisory Injunction Lawsuit

On January 31, 2025, the Company filed a complaint in Delaware Chancery Court against BV Defendants (BV Advisory and its principal Keith Barksdale) asserting claims for defamation, breach of contract, conversion, aiding and abetting conversion, and misappropriation of trade secrets based on the BV Defendants’ unauthorized possession and dissemination of certain of the Company’s confidential and privileged documents. The Company sought, among other relief, injunctive relief and damages. On February 11, 2025, the Court granted the Company’s motion for temporary restraining order and instructed the parties to negotiate an expedited case schedule. On July 17, 2025, the Company, Barksdale and BV Advisory entered into the Settlement Agreement pursuant to which the Company dismissed its claims against BV Advisory with prejudice. The terms of the settlement agreement are summarized in Part I, Item 3, Legal Proceedings.

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who filed an amended operative complaint on or about August 26, 2025. The Company filed a motion to dismiss the amended operative complaint on November 14, 2025.  While the Company’s motion to dismiss was pending, the lead plaintiff filed a motion for leave to file a second amended complaint.  The second amended complaint was subsequently filed on February 13, 2026.  The Company intends to bring a motion to dismiss the second amended complaint.  The motion is presently due on or before March 13, 2025. The Company disputes the allegations in the amended complaint, intends to vigorously defend against the claims asserted, and does not believe it is necessary to accrue a litigation reserve at this time.

Shareholder Derivative Action Lawsuits

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

The March 2025 Derivative Action, May 2025 Derivative Action, June 2025 Derivative Action, and September 2025 Derivative Action, have each been stayed pending the resolution of the Company’s motion to dismiss the Securities Class Action which the Company and named defendants in that action plan to file on or before March 13, 2026. The Company disputes the allegations in the amended complaint, intends to vigorously defend against the claims asserted, and does not believe it is necessary to accrue a litigation reserve at this time.

Arbitration over Stock Options

In February 2025, the Company entered into arbitrations with two former consultants regarding forfeiture of stock options. The Company had issued stock options to the former consultants in 2020 and 2021 and terminated their consulting agreements in March 2024, at which time the Company informed the former consultants that any vested options had to be exercised within three months of the termination date, per the Company’s equity compensation plans. The former consultants did not exercise their vested options and the options were forfeited. In December 2024, the former consultants claimed that they still retained the right to exercise the options, which the Company rejected.

On February 23, 2026, with respect to the claims by one of the two consultants an arbitrator ruled in favor of the former consultant on 1 of the 7 claims. The arbitrator ruled in favor of the Company on the remaining 6 claims. The amount of award is confidential, however, the Company has accrued for the judgment as of December 31, 2025 and the award is immaterial to the Company’s financial condition, results of operations and cash flows. The Company has determined that the remaining arbitration is not material to its financial condition, results of operations or cash flows, and therefore the Company is discontinuing disclosure with respect to such proceeding.

Note 11 – Loan Receivable

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

The Company reserved $558 thousand of the outstanding $558 thousand receivable as uncollectible based on credit risk in the consolidated financial statements as of December 31, 2025 and 2024. However, the Company is actively seeking collection of the entire balance, including principal and interest.

Note 12 – Capital Stock

Authorized Classes of Stock

As of December, 2025, the Company’s Board of Directors has authorized two classes of preferred stock. The Board has authorized 1,550,000 shares of preferred stock as Series A preferred stock, par value $0.0001 per share, none of which are issued and outstanding at December 31, 2025 and 2024. The Board has also authorized 3,079,864 shares of preferred stock as Series B preferred stock, par value $0.0001 per share, none of which are issued and outstanding at December 31, 2025 and 2024.

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

On March 19, 2024, the Company entered into a Redemption and Waiver Agreement (the “Series A Redemption Agreement”) with the current holders (the “Series A Holders”) of the Series A Preferred Stock. Accordingly, $8.195 million of additional paid in capital was reclassified from shareholders’ equity to mezzanine equity (the “Mezzanine Equity”) on the Company’s condensed consolidated balance sheet as of March 31, 2024, in accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks”. The Mezzanine Equity is valued at the date of the Private Placement issuance. Pursuant to the Series A Redemption Agreement, the Company agreed to redeem all outstanding shares of Series A Preferred Stock for an aggregate cash purchase price of $8,195,000, or $5.50 per share, at its sole discretion, in 18 monthly payments. In addition, the Series A Holders agreed to waive, on a month-by-month basis following each monthly payment, certain rights granted to them in (i) the Certificate of Designations of the Series A Preferred Stock, including for the accrual and payment of accrued and future dividends; and (ii) the Preferred Stock SPA. As of December 31, 2024 and December 31, 2025, there were no shares of Series A Preferred Stock outstanding. During the year ended December 31, 2024, the Company redeemed 745,047 shares of Series A Preferred Stock for approximately $4.1 million in cash paid to the Series A Holders.

During November 2024 and December 2024, the Series A Holders converted 744,957 shares of Series A Preferred Stock into 744,957 shares of the Company’s common stock. As of December, 2024, there were no shares of Series A Preferred Stock issued and outstanding and the Mezzanine Equity valuation was reduced to zero.

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

The Company did not sell any shares through the ATM Facility during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company sold 23,679,391 and 17,571,926 shares of common stock, respectively, through its At-The-Market (ATM) facility, managed by Ascendiant Capital Markets, LLC, at an average price of $1.21. The Company received net proceeds of $48.5 million, of which $23.8 million and $24.7 was received during the years ended December 31, 2024 and 2023, respectively.

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

The total amount of net proceeds raised during the year ended December 31, 2025 was $1,475.1 million, which includes $2.4 million resulting from exercise of warrants.

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

Registered Direct and Private Placement Offerings

On December 10, 2024, the Company entered into securities purchase agreements (the “December RDO SPAs”) for a registered direct offering (the “December RDO”), an aggregate of 1,540,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $5.00 per share. Also on December 10, 2024, the Company entered into securities purchase agreements (the “December Placement SPAs” and together with the December RDO SPAs, the “Purchase Agreements”), pursuant to which the Company agreed to issue in a concurrent private placement (the “December Private Placement” and together with the December RDO, the “December SPAs”), an aggregate of 8,460,000 shares (the “December Placement Shares”) of common stock at a purchase price of $5.00 per share. The December SPAs closed on December 12, 2024. The December RDO resulted in gross proceeds of $7.7 million and the December Private Placement resulted in gross proceeds of $42.3 million, in each case before deducting placement agent commissions and other offering expenses. Furthermore, the Company filed a registration statement providing for the resale of the December Placement Shares on December 20, 2024, which went effective January 6, 2025.

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

Warrants

The table below summarizes the warrants outstanding at December 31, 2025 (in thousands, except exercise prices):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
August 18, 2020	August 18, 2025	$2.00	171	(171)	-	-
June 16, 2022	May 9, 2027	$0.0001	6,325	(1,187)	(4,338)	800
November 18, 2024	November 18, 2029	$2.875	800	(304)	-	496
December 12, 2024	December 12, 2029	$5.75	500	(100)	-	400
January 9. 2025	January 9, 2030	$14.0875	327	(65)	-	262
						1,958

In connection with a restricted stock units offering in June 2020, the Company issued warrants in August 2020 to purchase 171,000 shares of the Company’s common stock, at an exercise price of $2.00. As of December 31, 2025, all of these warrants were exercised.

On June 16, 2022, the Company issued 6.3 million QPhoton Warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 per share. Those warrants are exercisable when and if stock options and warrants issued by the Company and outstanding as of June 15, 2022 (the “Underlying Options”) are exercised. As of December 31, 2025, the Company expects 758 thousand (the “In-the-Money QPhoton Warrants) of the 800 thousand outstanding QPhoton Warrants are likely to be exercised as the exercise prices of the Underlying Options associated with the In-the-Money QPhoton Warrants are below the closing of the Company’s bid stock price of $10.26 per share as of December 31, 2025. The 6.3 million issued warrants represent a portion of the 7.0 million QPhoton Warrants, having been received by two former QPhoton shareholders. A third shareholder rejected the Merger Consideration and commenced litigation, and as of December 31, 2025 that litigation was resolved and the associated 702,834 warrants were forfeited, of which 481,949 would have been canceled to date due to forfeitures of Underlying Options. See Part I, Item 3, Legal Proceedings, for additional information on the status of the litigation.

During the year ended December 31, 2025, a total of 469,306 of the Placement Agent warrants were exercised by principals of Titan Capital Partners, resulting in proceeds to the Company of $2.4 million. The warrants exercised were 304,000 at an exercise price of $2.875, 100,000 at an exercise price of $5.75 and 65,306 at an exercise price of $14.0875. In addition, during the year ended December 31, 2025 1.187 million QPhoton warrants were exercised, at an exercise price of $0.0001, resulting in proceeds to the Company of $119. Due to the exercise of these QPhoton warrants, $21.0 million of the derivative liability was reclassified to additional paid-in capital during the year ended December 31, 2025. Total shares issued due to exercise of all warrants during the year ended December 31, 2025, were 1,677,439 (including 1.656 million shares from exercise of the Placement Agent warrants) and proceeds to the Company from all warrant exercises during the year ended December 31, 2025 were $2.411 million.

As of December 31, 2025, of the 6.3 million QPhoton Warrants issued, approximately 69% have been forfeited because the corresponding Underlying Options had expired or been forfeited. Further, as discussed in Note 4, Fair Value of Financial Instruments, the QPhoton Warrants are considered Level 3 liabilities for fair value measurement on the valuation hierarchy. In determining the fair market value of the QPhoton Warrants, the Company determines which underlying options and warrants are in-the-money or out-of-the-money at period end by comparing to the bid price of the Company’s common stock and then accounting for changes period-over-period by realizing a mark-to-market gain or loss for the period. Due to the difference between the exercise price and the market value of the Company’s common stock as of the consolidated balance sheet dates and the probability of the underlying options and warrants being exercised are the only significant inputs in the valuation of the warrant liability. The market value of the Company’s stock was $10.26 per share and $16.55 per share as of December 31, 2025 and December 31, 2024, respectively (the “Balance Sheet Date Stock Prices”), and the probability of exercise was determined based on whether the exercise price of the underlying options and warrants was above or below the Balance Sheet Date Stock Prices, resulting in the QPhoton Warrants being out-of-the-money or in-the-money, respectively. Accordingly, the Company recognized a mark-to-market gain of $11.8 million, a mark-to-market loss of $40.5 million and a mark-to-market gain of $528 thousand during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, due to the exercise of QPhoton warrants, $21.0 million of the derivative liability was reclassified to additional paid-in capital during the year ended December 31, 2025. As of December 31, 2025 and 2024, the QPhoton Warrants have a carrying value of $7.8 million and $40.5 million, respectively, as a liability on the Company’s consolidated balance sheets.

Note 13 – Stock-based Compensation

Incentive Plans

The Quantum Computing Inc. 2019 Equity and Incentive Plan, as amended in 2021 (the “2019 Plan”) enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3.0 million shares of common stock, all of which have been issued.

On July 5, 2022, the Board of Directors adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”) and was approved by a majority of the shareholders in September 2022. The 2022 Plan initially provided for the issuance of up to 16.0 million shares of the Company’s common stock and includes provisions for annual automatic evergreen increases of 1,000,000 shares of common stock. As of December 31, 2025, the total number of shares of our common stock reserved for issuance under the 2022 Plan is 19.0 million and a total of 17.3 million shares, including 7.1 million shares underlying options, were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the year ended December 31, 2025, 2024 and 2023 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2023	9,165	$3.51	4.2
Granted	5,340	1.38	5.0
Forfeited	(662)	4.41	-
Balance as of December 31, 2023	13,843	2.64	3.7
Granted	830	0.92	5.0
Forfeited	(1,690)	4.14	-
Balance as of December 31, 2024	12,983	$2.34	2.9
Granted	1,630	11.09	4.7
Exercised	(7,204)	2.30	-
Forfeited	(346)	8.11	-
Balance as of December 31, 2025	7,063	$4.11	2.6
Vested and exercisable as of December 31, 2025	4,563	$3.68	2.3
Vested and exercisable as of December 31, 2024	9,646	$2.66	2.7

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Exercise price	$1.00 – 21.78	$0.46 – 1.12
Risk-free interest rate	3.6 – 4.2%	4.2 – 5.2%
Expected volatility	130 – 138%	90 – 105%
Expected dividend yield	0%	0%
Expected life of options (in years)	5.0	5.0

The following table summarizes the exercise price range as of December 31, 2025 (in thousands):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 – 1.00	610	390
$1.00 – 2.00	3,191	1,611
$2.00 – 3.00	1,260	1,260
$3.00 – 6.00	158	38
$6.00 – 8.00	962	937
$8.00 – 12.00	302	227
$12.00 – 22.00	580	100
	7,063	4,563

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $11.09 per share and $0.92 per share, respectively. As of December 31, 2025, total unrecognized compensation cost related to common stock options was $8.6 million, which is expected to be recognized over a period of 3 years.

Restricted Stock

As of December 31, 2025, there were 700 thousand shares of the Company’s common stock issued and unvested, which had been awarded as stock-based compensation under the 2022 Plan. The following table summarizes the Company’s activity for restricted stock tied to vesting schedules for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	50	$5.70
Granted	2,429	1.36
Vested	(1,046)	1.48
Forfeited	(24)	1.28
Unvested as of December 31, 2023	1,409	1.42
Granted	904	1.58
Vested	(1,049)	1.82
Unvested as of December 31, 2024	1,264	1.20
Granted	150	10.95
Vested	(698)	2.14
Forfeited	(16)	0.67
Unvested as of December 31, 2025	700	$5.62

Stock-based compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$2,701	$4,024	$2,080
Selling and marketing	214	301	(279)
General and administrative	5,744	1,457	2,470
Total stock-based compensation	$8,659	$5,782	$4,271

For the years ended December 31, 2025, 2024 and 2023, the statement of stockholders’ equity was higher by $1.5 million, lower by $1.5 million and lower by $33 thousand, respectively, as compared to the statement of cash flows for timing differences between award dates and the realization of stock-based compensation expense.

The Company did not issue any shares of common stock as compensation during the year ended December 31, 2025. In terms of new issuances, the Company issued 150 thousand shares of the Company’s common stock to employees in the year ended December 31, 2025 (the “2025 SBC Awards”), 995 thousand shares in the year ended December, 2024 (the “2024 SBC Awards) and 2.3 million shares in the year ended December 31, 2023 (the “2023 SBC Awards”).

The 2025 SBC Awards included 150 thousand such shares to an employee per their respective employment agreement. 50 thousand shares were immediately vested and subject to a three-year claw back. The remaining 100 thousand shares are restricted with the following vesting schedule: 25,000 shares vested annually based on the performance of certain milestones through 2029.

The 2024 SBC Awards included 218 thousand such shares to former executives per their respective employment and separation agreements (the “Separation Agreement Shares”) and 777 thousand such shares as performance and incentive awards, which included 727 thousand shares of the Company’s common stock issued to 30 employees as payment in lieu of cash for 2023 performance bonuses (the “2024 Performance Incentive Shares”) and 50 thousand shares of common stock as retention bonuses to five employees identified as key technical staff (the “2024 Retention Incentive Shares”). The 2024 Performance Incentive Shares are restricted with the following vesting schedule: one-half vested on December 31, 2024 and one-half vested on December 31, 2025. The 2024 Retention Incentive Shares are restricted and vested on December 31, 2024.

The Company recognized $197 thousand and $815 thousand of stock-based compensation expense during the year ended December 31, 2024 in conjunction with the Separation Agreement Shares and 2024 Retention Incentive Shares, respectively, and does not expect future expense related to these offerings as they are fully vested. In conjunction with the 2024 Performance Incentive Shares, the Company recognized $233 thousand of stock-based compensation expense during the year ended December 31, 2025 compared with $244 thousand during the year ended December 31, 2024.

The 2023 SBC Awards included 854 thousand shares of the Company’s common stock issued to 35 employees as payment in lieu of cash for 2022 performance bonuses (the “2023 Performance Incentive Shares”) and 1.5 million shares of the Company’s common stock as long-term incentive bonuses to five employees identified as key technical staff (the “2023 Retention Incentive Shares”). The 2023 Performance Incentive Shares are restricted and vested in equal halves on the December 31, 2023 and 2024. As of December 31, 2024, the Company canceled 23,600 of the issued shares that were forfeited by employees no longer with the Company and does not expect future expense related to these offerings as they are fully vested. The 2023 Retention Incentive Shares are restricted and vest annually in equal amounts over a five-year period as follows: twenty percent (20%) vested or will vest on each December 31 of 2023, 2024, 2025, 2026 and 2027, subject to the grantee continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In conjunction with the 2023 Performance Incentive Shares, the Company recognized $462 of stock-based compensation expense during the year ended December 31, 2025 and does not expect future expense related to these offerings as they are fully vested. In conjunction with the 2023 Retention Incentive Shares, the Company recognized $426 thousand, $533 thousand and $320 thousand of stock-based compensation expense during the years ended December 31, 202 December 31, 2024 and 2023, respectively, and expects future expense related to these offerings to total $852 thousand over the remaining vesting periods.

Stock-based compensation for services

The Company recognized $18 thousand, $23 thousand and $284 thousand during the years ended December 31, 2025, 2024 and 2023, respectively, in stock-based compensation for services in lieu of cash payments to certain consultants, including expenses for both shares issued and stock option awards granted. For the years ended December 31, 2025, 2024 and 2023, the statement of stockholders’ equity was the same, lower by $113 thousand and $2.2 million, respectively, as compared to the statement of cash flows for timing differences between award dates and the realization of stock-based compensation for services expense.

In terms of issuances, the Company issued no shares of the Company’s common stock to consultants for services in the year ending December 31, 2025, as compared to 141 thousand shares of the Company’s common stock issued to consultants for market and media advisory services in the year ending December 31, 2024.

Note 14 – Related Party Transactions

Management identified no related-party transactions for the years ended December 31, 2025, 2024, and 2023.

Note 15 – Operating Leases:

As of December 31, 2025, the Company has use of space in three different locations, Hoboken, NJ, Tempe, AZ, and Mclean, VA, under lease or membership agreements, which expire at various dates through July 31, 2030. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company’s leases all contain options to extend or renew the lease or membership term.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of December 31, 2025 (in thousands):

Year	Lease Payments Due
2026	$1,001
2027	1,028
2028	665
2029	213
2030	126
Total minimum payments	3,033
Less: imputed interest	(456)
Present value of operating lease liabilities	2,577
Less: current portion included in accrued expenses	(769)
Long-term operating lease liabilities	$1,808

Other information related to operating lease liabilities consists of the following:

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$594	$385	$411
Weighted average remaining lease term in years	3.14	3.30	3.70
Weighted average discount rate	10.77%	10.00%	10.00%

Note 16 – License Agreement – Stevens Institute of Technology

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

As of December 31, 2025, the Company has begun to commercialize some of the licensed technology, though the Company has not recorded any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 17 – Subsequent Events:

On December 15, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Luminar Technologies, Inc., a Delaware corporation (the “Seller”) and Luminar Semiconductor, Inc., a Delaware corporation (the “Target”), pursuant to which, subject to the terms and conditions set forth in the Stock Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of common stock of the Target from the Seller (the “Transaction”) for a total purchase price of $110.0 million in cash (the “Purchase Price”). The Company delivered 10% of the Purchase Price (the “Escrowed Amount”) to an escrow agent in December 2025, which could be returned to the Company in the event of specified trigger events, including termination of the Stock Purchase Agreement, subject to certain exceptions relating to a breach of the Stock Purchase Agreement by the Target. Upon closing the Transaction, the Escrowed Amount remains with the escrow agent to cover certain limited indemnification obligations of the Seller pursuant to the Stock Purchase Agreement for the twelve months following the Closing, which occurred on February 2, 2026.

The Seller, together with certain of its subsidiaries, is a debtor in a voluntary Chapter 11 case before the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), which commenced on December 15, 2025. The Target was not a debtor in such Chapter 11 case and was operating in the ordinary course of business. Upon Bankruptcy Court approval, the Company was designated as the “stalking horse” bidder in connection with a sale of the Target under Section 363 of the Bankruptcy Code. The Transaction was conducted through a Bankruptcy Court-supervised process pursuant to Bankruptcy Court-approved bidding procedures and was subject to the receipt of higher or better offers from competing bidders at an auction, approval of the sale by the Bankruptcy Court, and the satisfaction of certain conditions.

The Stock Purchase Agreement contains customary representations, warranties and covenants of the parties for a transaction involving the acquisition of stock owned by a debtor in bankruptcy, and the completion of the Transaction is subject to a number of customary conditions, which, among others, include the entry of an order of the Bankruptcy Court authorizing and approving the Transaction, the performance by each party of its obligations under the Stock Purchase Agreement and the material accuracy of each party’s representations. The Stock Purchase Agreement contains certain termination rights for both the Company and the Seller, including the right to terminate the Stock Purchase Agreement if the Transaction is not consummated by March 31, 2026 or the Seller enters into a transaction with a competing bidder.

The foregoing summary of the Stock Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Stock Purchase Agreement, a copy of which was filed as Exhibit 2.1 to Form 8k and is incorporated herein by reference.

The Transaction was completed on February 2, 2026. The consideration paid by the Company at closing consisted of approximately $97.5 million in cash, along with the $11.0 million of funds that were placed with an escrow agent in connection with the signing of the Stock Purchase Agreement. The escrowed amount will remain with the escrow agent to cover certain limited indemnification obligations of the Seller pursuant to the Stock Purchase Agreement until February 2, 2027.

The foregoing description of the Transaction and the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement, which the Company filed with the SEC as Exhibit 2.1 in its Current Report on Form 8-K on December 15, 2025, and is incorporated herein by reference. The representations, warranties and covenants set forth in the Stock Purchase Agreement have been made only for purposes of the Stock Purchase Agreement and solely for the benefit of the parties thereto, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Stock Purchase Agreement instead of establishing these matters as facts. In addition, information regarding the subject matter of the representations and warranties made in the Stock Purchase Agreement may change after the date of the Stock Purchase Agreement. Accordingly, the Stock Purchase Agreement is included with this Current Report on Form 8-K only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the Company, its subsidiaries, the Target, or the Company’s, the Target’s or their subsidiaries’ respective businesses as of the date of the Stock Purchase Agreement or as of any other date.

There are no other events of a subsequent nature that in management’s opinion are reportable.