Form 10-Q
period 2026-03-31
Quantum Computing Inc.
filed 2026-05-11
CIK 1758009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of May 8, 2026, there were 225,534,987 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Quarterly Report on Form 10-Q as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and the factors described below:

●	Our ability to effectively manage future growth and achieve operational efficiencies;

●	the ability to implement our business plans, forecasts and other expectations, including the integration of recently acquired businesses, and to identify and realize additional opportunities;

●	the market acceptance for our products and services;

●	the results of our research and development and any failure to adequately and timely develop our products;

●	the failure of any of our products to perform as expected and any liability or loss of market share that may come as a result;

●	changes in the competitive and highly regulated industries in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;

●	success in retaining or recruiting, or changes required in, officers, key employees or directors, and our ability to attract and retain key personnel;

●	inability or failure to protect intellectual property;

●	the diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

●	our inability to effectively integrate or benefit from recently purchased assets or businesses;

●	global inflation and interest rates;

●	impacts of the wars in Ukraine or Israel or other global conflicts;

●	fluctuations in foreign exchange rates;

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks; and

●	other factors detailed under the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our Company,” “QCi” and “QUBT,” refer to Quantum Computing Inc., a Delaware corporation, and unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

QUANTUM COMPUTING INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

QUANTUM COMPUTING INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$257,711	$737,880
Accounts receivable, net	4,281	519
Inventory	4,112	352
Short term investments	728,401	379,421
Accrued interest receivable	5,346	3,634
Prepaid expenses and other current assets	5,225	11,914
Total current assets	1,005,076	1,133,720
Property and equipment, net	16,942	12,971
Operating lease right-of-use assets	5,206	2,353
Intangible assets, net	19,191	6,500
Goodwill	146,511	55,573
Long-term investments	422,818	403,121
Accrued interest receivable - long term	4,517	4,551
Other non-current assets	273	131
Total assets	$1,620,534	$1,618,920

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,707	$778
Accrued expenses	8,342	9,135
Deferred revenue	1,882	395
Other current liabilities	2,144	766
Total current liabilities	15,075	11,074
Derivative liability	4,597	7,773
Operating lease liabilities	3,678	1,808
Total liabilities	23,350	20,655
Commitments and Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; 3,080 shares of Series B Preferred Stock authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value, 250,000 shares authorized; 225,494 and 224,165 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	23	22
Additional paid-in capital	1,823,284	1,816,494
Accumulated deficit	(223,206)	(219,156)
Accumulated other comprehensive (loss) income	(2,917)	905
Total shareholders’ equity	1,597,184	1,598,265
Total liabilities and shareholders’ equity	$1,620,534	$1,618,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Total revenue	$3,691	$39
Cost of revenue	4,412	26
Gross (loss) profit	(721)	13
Operating expenses
Research and development	6,969	2,985
Sales and marketing	1,597	672
General and administrative	11,263	4,642
Total operating expenses	19,829	8,299
Loss from operations	(20,550)	(8,286)
Non-operating income (expense)
Interest and other income	13,495	1,696
Interest expense	(171)	(58)
Change in fair value of derivative liability	3,176	23,630
(Loss) income before income tax provision	(4,050)	16,982
Income tax provision	-	-
Net (loss) income	(4,050)	16,982
Other comprehensive (loss) income:
Unrealized losses on available-for-sale debt securities	(3,822)	-
Total comprehensive (loss) income	$(7,872)	$16,982

(Loss) earnings per share:
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.11

Weighted average shares used in computing net (loss) income per common share:
Basic	223,986	135,217
Diluted	223,986	153,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, January 1, 2026	224,165	$22	$1,816,494	$(219,156)	$905	$1,598,265
Issuance of shares related to stock option exercises	856	1	3,506	-	-	3,507
Shares released from escrow relating to settled litigation - see Note 10	100	-	-	-	-	-
Equity consideration for acquisition	-	-	2,038	-	-	2,038
Stock-based compensation	373	-	1,246	-	-	1,246
Net loss	-	-	-	(4,050)	-	(4,050)
Unrealized losses on available-for-sale debt securities	-	-	-	-	(3,822)	(3,822)
Balances, March 31, 2026	225,494	$23	$1,823,284	$(223,206)	$(2,917)	$1,597,184

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, January 1, 2025	129,012	$13	$307,756	$(200,482)	$-	$107,287
Issuance of shares for cash	8,163	1	93,635	-	-	93,636
Issuance of shares related to exercise of warrants	6	-	12	-	-	12
Stock-based compensation	-	-	2,892	-	-	2,892
Stock-based compensation for services	-	-	18	-	-	18
Issuance of shares related to stock option exercises	141	-	-	-	-	-
Net income	-	-	-	16,982	-	16,982
Balances, March 31, 2025	137,322	$14	$404,313	$(183,500)	$-	$220,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(4,050)	$16,982
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation and intangibles amortization	1,972	975
Change in fair value of derivative liability	(3,176)	(23,630)
Provision for credit losses	(23)	-
Amortization of operating lease right-of-use assets	350	104
Stock-based compensation expense	1,246	1,387
Stock-based compensation expense for services	-	18
Change in operating assets and liabilities
Accounts receivable	(56)	7
Inventory	(690)	(113)
Accrued interest receivable	(1,678)	-
Prepaid expenses and other current assets	(3,199)	(499)
Other non-current assets	(142)	-
Accounts payable	1,176	650
Deferred revenue	220	4
Accrued expenses and other current liabilities	(1,037)	(196)
Operating lease liabilities	(336)	(104)
Other long-term liabilities	-	(16)
Net cash used in operating activities	(9,423)	(4,431)

Cash flows from investing activities:
Purchase of property and equipment	(1,822)	(1,733)
Purchases of available-for-sale debt securities	(710,658)	-
Proceeds from sales of available-for-sale debt securities	21,300	-
Proceeds from maturities of available-for-sale debt securities	316,859	-
LSI acquisition	(97,499)	-
NuCrypt acquisition, net of cash acquired	(2,433)	-
Net cash used in investing activities	(474,253)	(1,733)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	12
Proceeds from issuance of common stock	3,507	93,636
Net cash provided by financing activities	3,507	93,648

Net (decrease) increase in cash	(480,169)	87,484
Cash and cash equivalents, beginning of period	737,880	78,945
Cash and cash equivalents, end of period	$257,711	$166,429

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$16

Non-cash investing and financing activities:
Common stock awards issued related to employee bonuses	$-	$1,486
Fair value of unissued common stock equity consideration related to business combination	$2,038	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Note 1. Nature of the Organization and Business

Corporate History

Quantum Computing Inc. (“QCi,” the “Company” or “us”) was formed in the State of Nevada on July 25, 2001, under its original name, Ticketcart, Inc., which was changed to Innovative Beverage Group Holdings, Inc. in 2009. The Company redomiciled to Delaware on February 22, 2018 and changed its name to Quantum Computing Inc. Effective July 20, 2018, the trading symbol for the Company’s common stock, par value $0.0001, on the OTC Market changed from “IBGH” to “QUBT”. On July 15, 2021, the Company uplisted to The Nasdaq Stock Market LLC. On June 16, 2022, the Company merged with QPhoton, Inc. (“QPhoton”) (the “QPhoton Merger”), a developer of quantum photonic systems and related technologies and applications. The QPhoton Merger enabled us to develop hardware applications integrated with the Company’s software platform, Qatalyst, that existed before the QPhoton Merger.

In February 2026, the Company completed its acquisition of Luminar Semiconductor, Inc. (“LSI”), a manufacturer and seller of photonic components that are important building blocks on QCi’s technology roadmap. The LSI acquisition will bring QCi a portfolio of core photonic technologies, patents, and a highly experienced team of engineers and scientists that will accelerate QCi’s roadmap while continuing to support and grow LSI’s established customer base.

In March 2026, the Company acquired NuCrypt, LLC (“NuCrypt”), a quantum communications technology company. NuCrypt contributes expertise in generating, distributing, and measuring entangled photons over fiber optic links, which is expected to enhance QCi’s development of quantum security products. The NuCrypt acquisition helps establish quantum communications as an important commercialization vertical within QCi’s broader quantum technology strategy. By integrating NuCrypt’s suite of quantum communications systems and products, QCi expects to advance its technology roadmap while extending its portfolio of quantum communications and quantum photonics solutions.

Nature of Business

QCi is an American company utilizing integrated photonics and non-linear quantum optics to develop and deliver machines for quantum computing, reservoir computing, and remote sensing, imaging and cybersecurity applications based on patented and proprietary photonics technology. QCi’s products are designed to operate at room temperature and at very low power levels compared to other quantum systems currently available in the market, such as superconducting, ion-trap, or annealing architectures. Our core photonics technology enables the execution of a go-to-market strategy which emphasizes scalability, accessibility and affordability. Our quantum machines, supported by professional services through our “Quantum Solutions” offering, enable subject matter experts (SMEs) and end users to deliver critical business solutions involving highly complex optimization problems. Through our LSI subsidiaries, QCi also offers a range of photonic components and engineering services.

Our leading quantum products today are our Entropy Quantum Computer (“EQC”), reservoir computer, photonic vibrometer, and quantum secured communication systems. Our longer-term product development plan is to migrate our current designs, as well as other product designs based on discrete components, to a set of TFLN optical integrated circuits built on TFLN wafers. We believe that the acquisitions of LSI and NuCrypt will accelerate our technology roadmap by enhancing our capabilities in integrated photonics and quantum security, which will broaden our quantum secured network product line and support the Company’s initiatives to further integrate and miniaturize certain products for commercial and government customers. In addition, QCi will offer LSI’s portfolio of photonic semiconductor products, including lasers, photo detectors and avalanche diodes.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. We have not achieved a level of sales adequate to support the Company’s cost structure. The Company has historically incurred losses and negative cash flows from operations. The Company completed two acquisitions during the three months ended March 31, 2026. The acquisitions support the Company’s long-term strategic roadmap and are expected to add annual revenue to QCi’s condensed consolidated results of operations. See Note 3 for further discussion. As of March 31, 2026, the Company had cash and cash equivalents on hand of $257.7 million, $1.2 billion of short term and long term investments, accumulated deficit of $223.2 million, and working capital of $990.0 million. As a result, the Company has adequate liquid assets on hand to meet its obligations over the next 12 months.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation:

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”), including Accounting Standards Codification (“ASC”) 810, Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

Furthermore, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Reclassifications

Certain reclassifications have been made to the fiscal 2025 condensed consolidated financial statements to conform with the fiscal 2026 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders’ equity.

Risk and Uncertainties

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future condensed consolidated financial position or consolidated results of operations or cash flows: new product development, including market receptivity; litigation or claims against the Company based on intellectual property, patent, product regulation or other factors; competition from other products; general economic conditions; the ability to attract and retain qualified employees; and, ultimately, to sustain profitable operations.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds, certificates of deposits and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of March 31, 2026 and December 31, 2025, the Company had $257.7 million and $737.9 million, respectively, in cash equivalents invested in mutual funds, certificates of deposits and deposits. The Company has not experienced any losses on these deposits and believes it is not exposed to significant credit risk on cash and cash equivalents.

Operating Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in right-of-use assets, net on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the other current liabilities and operating lease liabilities, respectively, on the condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, and the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our leases are comprised of operating leases for our facilities, and as of March 31, 2026 and December 31, 2025, the Company was not party to any finance leases.

Valuation of Goodwill

The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of March 31, 2026, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

Intangible Assets

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the respective net tangible and intangible assets. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

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

During the three months ended March 31, 2026 and 2025, the Company did not record any impairment related to long-lived assets.

Fair Value of Financial Instruments

The carrying amount of certain financial instruments held by the Company, such as accounts receivable, short- and long-term investments, contract assets and liabilities, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. The carrying amount of the liabilities for the convertible preferred stock warrants represent their fair value. The carrying amounts of the Company’s lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents of $256.5 million and $737.9 million, respectively, were in Level 1 assets, comprised of U.S. Government mutual funds. As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents of $1.2 million and $-0-, respectively, were in Level 2 assets, comprised of certificates of deposits. As of March 31, 2026 and December 31, 2025 the Company’s available-for sale securities of $1.2 billion and $782.5 million, respectively, were in Level 2 assets, comprised of U.S. Treasuries, U.S. agency securities, corporate debt securities, asset-backed securities and certificates of deposits. The Company had $4.6 million and $7.8 million as of March 31, 2026 and December 31, 2025, respectively, in Level 3 liabilities, which are comprised of derivative liabilities. See Note 11, Capital Stock – Warrants, for a full discussion of the warrant liability.

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

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes the potential dilutive effect of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the “If-Converted” method), unless the effect of such issuances would have been anti-dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted income (loss) per common share for periods with net losses.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
Basic net (loss) income per common share:	2026	2025
Numerator:
Net (loss) income	$(4,050)	$16,982
Net (loss) income	$(4,050)	$16,982

Denominator:
Weighted average outstanding shares of common share – basic*	223,986	135,217
(Loss) earnings per common share - basic	$(0.02)	$0.13

Diluted net (loss) income per common share:
Numerator:
Net (loss) income	$(4,050)	$16,982
Net (loss) income	$(4,050)	$16,982

Denominator:
Weighted average common shares outstanding - basic	223,986	135,217
Effect of dilutive securities	-	17,789
Weighted average common shares outstanding - diluted	223,986	153,006
(Loss) earnings per common share - diluted	$(0.02)	$0.11

*	The total shares outstanding as of December 31, 2025 was 224,164,254, however the weighted average share calculation does not include 700,000 shares of unvested common stock.

In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share.

Due to a net loss in the three months ended March 31, 2026, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the period that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive (in thousands):

Three Months Ended
March 31,
2026
Warrants	1,363
Options	4,336
Unvested restricted common stock	732
Total potentially dilutive shares	6,431

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

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company adopted the guidance as of January 1, 2026 and adoption did not have a material impact on our consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC) and the SEC did not or are not expected to have a material effect on our condensed consolidated financial statements.

Note 3. Acquisitions

LSI Acquisition

On December 15, 2025, the Company entered into a Stock Purchase Agreement with Luminar Technologies, Inc., a Delaware corporation (the “Seller”) and Luminar Semiconductor, Inc. a Delaware corporation (“LSI”), pursuant to which, the Company agreed to acquire all of the issued and outstanding shares of common stock of LSI from the Seller (the “Transaction”). The Transaction was completed on February 2, 2026 (the “LSI Closing Date”).  LSI is engaged primarily in the design, development, manufacturing, packaging, and development services of photonic components and sub-systems (including semiconductor lasers and photodetectors), application-specific integrated circuits, and pixel-based sensors. LSI’s revenue is derived from customers located in the United States and international markets.

The purchase price was $110.0 million in cash, subject to a dollar-for-dollar adjustment to the extent that the working capital at closing was greater or less than the target working capital of $8.1 million. The consideration paid by the Company at closing consisted of approximately $97.5 million in cash, along with $11.0 million placed with an escrow agent at signing. The escrow will remain in place for twelve months following the LSI Closing Date to cover certain limited indemnification obligations of the Seller.

The fair value of consideration transferred is below (in thousands):

Initial purchase price	$110,000
Less adjustments per purchase agreement for working capital and indebtedness	(1,501)
Preliminary purchase price	108,499
Amount prepaid and in escrow	(11,000)
Cash consideration on closing date	$97,499

The acquisition is accounted for in accordance with FASB ASC Topic 805, Business Combinations “ASC 805”). This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed was based on management’s best estimates. The table below represents the preliminary purchase price allocation for LSI based on estimates, assumptions, valuations and other analyses as of the Closing Date, that have not been finalized in order to make a definitive allocation. Accordingly, the adjustments to allocate the purchase price will remain preliminary until management finalizes the fair values of assets acquired and liabilities assumed. The fair value of intangible assets was based upon an independent appraiser utilizing the cost, income or market approach. Operating lease asset and operating lease liability were valued based upon the present value of lease payments over the remaining lease term. The fair value of the customer relationships was determined using the multi-period excess earnings income approach or cost approach. The fair value of trade names and developed technology was determined using the relief-from-royalty method. The fair value of all other assets and liabilities approximated the carrying values at acquisition date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The final amounts allocated to assets acquired and liabilities assumed, and therefore, calculation of goodwill, are dependent upon certain valuation and other studies that have not yet been completed and could differ materially from the amounts presented in the condensed consolidated financial statements. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectations for expanded sales opportunities to foster further business growth. The goodwill associated with the acquisition is deductible for tax purposes.

The preliminary purchase price is allocated to the tangible and intangible assets and liabilities of LSI based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

Acquisition Date
Fair Values Assigned
Assets acquired:
Cash and cash equivalents	$-
Accounts receivable	3,624
Inventory	3,070
Prepaid expenses and other current assets	1,101
Property and equipment	3,246
Operating lease right-of-use assets	3,181
Intangible assets	13,548
27,770
Liabilities assumed:
Accounts payable	721
Accrued expenses	604
Deferred revenue and contract liabilities	1,267
Other current liabilities	913
Operating lease liabilities, net of current portion	2,268
5,773

Total identifiable net assets acquired	21,997
Goodwill	86,502
Preliminary purchase price	$108,499

The recorded intangibles include developed technology, customer relationships and trade name and are being amortized using the straight-line method over the useful lives of five to seven years.

From the acquisition date through March 31, 2026, LSI contributed revenue of $3.5 million and operating loss of $2.5 million.

NuCrypt Acquisition

The Company completed its acquisition of NuCrypt, LLC (“NuCrypt”), a quantum communications technology company, on March 4, 2026. The acquisition helps establish quantum communications as an important commercialization vertical within QCi’s broader quantum technology strategy. By integrating NuCrypt’s suite of quantum communications systems and products, QCi expects to advance its technology roadmap while extending its portfolio of quantum communications and quantum photonics solutions.

The purchase price was $2.5 million in cash, subject to a working capital adjustment at closing, and 250,000 shares of QCi’s common stock. The equity consideration is valued at the fair value as of the acquisition date and will be issued equally in shares of common stock on the first, second and third anniversaries of the acquisition. The shares are reserved out of the Company’s authorized but unissued shares.

The fair value of consideration transferred is below (in thousands):

Initial cash purchase price	$2,500
Plus adjustments per purchase agreement for working capital	(9)
Equity consideration at fair value	2,038
Preliminary Purchase Price	4,529
Less: Cash Retained by Company	(58)
Fair value of consideration transferred	$4,471

The acquisition is accounted for in accordance with FASB ASC Topic 805, Business Combinations “ASC 805”). This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed was based on management’s best estimates. The table below represents the preliminary purchase price allocation for LSI based on estimates, assumptions, valuations and other analyses as of the Closing Date, that have not been finalized in order to make a definitive allocation. Accordingly, the adjustments to allocate the purchase price will remain preliminary until management finalizes the fair values of assets acquired and liabilities assumed. The fair value of intangible assets was based upon an independent appraiser utilizing the cost, income or market approach. Operating lease asset and operating lease liability were valued based upon the present value of lease payments over the remaining lease term. The fair value of the customer relationships was determined using the multi-period excess earnings income approach or cost approach. The fair value of trade names and developed technology was determined using the relief-from-royalty method. The fair value of all other assets and liabilities approximated the carrying values at acquisition date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The final amounts allocated to assets acquired and liabilities assumed, and therefore, calculation of goodwill, are dependent upon certain valuation and other studies that have not yet been completed and could differ materially from the amounts presented in the condensed consolidated financial statements. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectations for expanded sales opportunities to foster further business growth. The goodwill associated with the acquisition is deductible for tax purposes.

The preliminary purchase price is allocated to the tangible and intangible assets and liabilities of NuCrypt based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

Acquisition Date
Fair Values Assigned
Assets acquired:
Cash and cash equivalents	$58
Accounts receivable	59
Prepaid expenses and other current assets	11
Operating lease right-of-use assets	22
Property and equipment	18
168
Liabilities assumed:
Accounts payable	32
Other current liabilities	43
75

Total identifiable net assets acquired	93
Goodwill	4,436
Preliminary purchase price	$4,529

From the acquisition date through March 31, 2026, NuCrypt contributed revenue of $18 thousand and operating loss of $152 thousand.

Unaudited Proforma Consolidated Results

The table below presents the unaudited pro forma condensed consolidated results assuming the acquisition of LSI and NuCrypt had occurred on January 1, 2025 (in thousands):

	Three-month period ended March 31, 2026
	QCi	LSI	NuCrypt	Total
Total revenue	$204	$5,211	$364	$5,779
Net (loss) income	$(1,417)	$(2,593)	$(278)	$(4,289)

	Three-month period ended March 31, 2025
	QCi	LSI	NuCrypt	Total
Total revenue	$39	$8,473	$191	$8,703
Net (loss) income	$16,982	$(5,206)	$19	$11,795

The proforma information above reflects the combination of the Company’s results of operations as disclosed in the accompanying condensed consolidated statement of operations together with the unaudited results of LSI and NuCrypt for the same periods.

Note 4. Segment Reporting

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

The following table presents segment information of revenue, significant expenses and net (loss) income (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Revenue	$3,691	$39
Less:
Salaries and employee related costs	8,810	3,245
Stock-based compensation	1,246	1,405
Rent and facilities	831	233
Professional services and legal fees	7,493	1,532
Technology & IT costs	1,100	452
Direct and indirect materials	657	-
Other sales and marketing costs	932	265
Depreciation and amortization expense	1,972	975
Other operational expense	1,200	218
Operating loss	(20,550)	(8,286)
Other income (loss)
Interest and other income	13,495	1,696
Interest expense	(171)	(58)
Change in fair value of derivative and warrant liabilities	3,176	23,630
Segment net loss	(4,050)	16,982
Other comprehensive income	(3,822)	-
Total comprehensive income (loss)	$(7,872)	$16,982

Note 5. Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of March 31, 2026, the Company has a valuation allowance against all of its net deferred tax assets.

The total effective tax rate was 0% for each of the three months ended March 31, 2026 and 2025.

For each of the three months ended March 31, 2026 and 2025, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.

The Company did not pay any material state income tax during the three months ended March 31, 2026 and 2025.

Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2018 through present.

Uncertain Tax Positions

The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $465 thousand of uncertain tax positions as of March 31, 2026, all of which are related to R&D tax credits and are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.

Note 6. Available-For-Sale Debt Securities

The following table summarizes available-for sale debt securities held by the Company as of March 31, 2026:

	Remaining		Gross	Gross
	Contractual	Amortized	Unrealized	Unrealized
	Maturity	Cost	Gains	Losses	Fair Value
U.S. Treasuries	< 1 year	$385,053	$52	$(264)	$384,841
	1 - 3 years	180,702	-	(719)	179,983
	3 - 5 years	-	-	-	-
Corporate debt securities	< 1 year	338,101	17	(804)	337,314
	1 - 3 years	234,190	2	(1,166)	233,026
	3 - 5 years	-	-	-	-
Certificates of Deposits	< 1 year	4,748	-	(2)	4,746
	1 - 3 years	250	-	-	250
	3 - 5 years	-	-	-	-
U.S. Agency Securities	< 1 year	1,499	-	-	1,499
	1 - 3 years	-	-	-	-
	3 - 5 years	-	-	-	-
Asset Backed Securities	< 1 year	-	-	-	-
	1 - 3 years	6,572	-	(24)	6,548
	3 - 5 years	3,021	-	(9)	3,012
Total available-for-sale debt securities		$1,154,136	$71	$(2,988)	$1,151,219

The Company may from time to time sell its available-for-sale debt securities. There were $16 thousand in realized gains or on sales of available-for-sale debt securities for the three months ended March 31, 2026. The realized gains on available-for-sale debt securities related to investments purchased during the three months ended March 31, 2026. Therefore, there were no amounts reclassified out of accumulated other comprehensive loss, net of tax during the three months ended March 31, 2026. The Company’s investment portfolio includes callable securities that may be called prior to maturity.

The aggregated net unrealized loss on available-for-sale debt securities in the amount of $2.9 million has been recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet as of March 31, 2026.

Note 7. Goodwill and Intangible Assets

The changes in goodwill during the three months ended March 31, 2026 are as follows (in thousands):

Balance at December 31, 2025	$55,573
LSI acquisition	86,502
NuCrypt acquisition	4,436
Balance at March 31, 2026	$146,511

The composition of intangible assets, net, is as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website domain name and trademark	$1,009	$(774)	$235	$1,009	$(724)	$285
Technology and licensed patents	12,731	(6,972)	5,759	12,731	(6,516)	6,215
Customer relationships	647	(15)	632	-	-	-
Developed technology	9,995	(239)	9,756	-	-	-
Tradename	2,906	(97)	2,809	-	-	-
Total	$27,288	$(8,097)	$19,191	$13,740	$(7,240)	$6,500

The Company recorded amortization expense of the Company’s intangible assets of $0.9 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2026 (remaining nine months)	$3,091
2027	4,004
2028	3,920
2029	2,859
2030	2,101
Thereafter	3,216
Total	$19,191

Note 8. Property and Equipment, net

The Company’s property and equipment, net, consist of (in thousands):

	March 31, 2026	December 31, 2025
Computer and lab equipment	$17,463	$13,070
Network equipment	47	35
Furniture and fixtures	150	99
Software	686	374
Leasehold improvements	2,421	2,303
Construction in progress	200	-
Total cost of property and equipment	20,967	15,881
Accumulated depreciation	(4,025)	(2,910)
Property and equipment, net	$16,942	$12,971

The Company recorded depreciation expense of $1.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively, using useful lives of the Company’s long-lived assets as follows:

Estimated Useful Life (Years)
Computer and lab equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lessor of lease term or 5

Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense. There were no significant gains or losses in the three months ended March 31, 2026 or 2025.

Note 9. Operating Leases

The Company leases its facilities under operating leases which expire at various dates through 2030. Most of the Company’s leases include one or more options to renewal. The Company’s leases do not provide an implicit rate, and the rates implicit in our leases are not readily determinable. Therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease.

The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the consolidated balance sheet as of March 31, 2026 (in thousands):

Year
2026 (remaining nine months)	$1,684
2027	2,275
2028	1,579
2029	665
2030	137
Total minimum payments	6,340
Less: imputed interest	(895)
Present value of operating lease liabilities	5,445
Less: current portion included in other current liabilities	(1,767)
Long-term operating lease liabilities	$3,678

Other information related to operating lease liabilities consists of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$445	$171
Short term lease cost	17	10
Total Lease Cost	$462	$181

Cash payments for operating leases	$449	$171

	March 31, 2026	December 31, 2025
Weighted average remaining lease term in years	2.94	3.30
Weighted average discount rate	10.76%	10.00%

Note 10. Commitments and Contingencies

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

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our condensed consolidated financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that condensed consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

See Part II, Item 1, Legal Proceedings, in this Form 10-Q for additional details on the status of motions in the following proceedings.

BV Advisory v. QCi Breach Lawsuit

At the time of the QPhoton merger in June 2022, QPhoton had an outstanding balance of principal and interest due to BV Advisory Partners LLC (“BV Advisory”) under a note purchase agreement dated March 1, 2021 (the “BV Note Purchase Agreement”). The Company recorded an estimated payable, recognized in other current liabilities of $536 thousand as of December 31, 2024. During the quarter ended September 30 2025, this matter was settled for $750 thousand and the remaining amount was recognized when the settlement agreement was finalized.

On August 16, 2022, BV Advisory filed a complaint in the Delaware Court of Chancery naming QPhoton, the Company and certain of the Company’s directors and officers (among others) as defendants seeking monetary damages for an alleged breach of the BV Note Purchase Agreement. During the year ended December 31, 2024, BV Advisory’s other claims were dismissed by the Delaware Court of Chancery and BV Advisory transferred its claim for breach of the BV Note Purchase Agreement to the Delaware Superior Court. On July 17, 2025, the Company, Keith Barksdale (the managing member of BV Advisory), and BV Advisory entered into a settlement agreement pursuant to which BV Advisory dismissed its claims with prejudice. The settlement was previously described in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material developments related to this matter during the quarter ended March 31, 2026.

BV Advisory v. QCi Appraisal Action

BV Advisory was a shareholder of QPhoton, Inc., the predecessor in interest to QPhoton, LLC, a wholly owned subsidiary of the Company. BV Advisory rejected the merger consideration and on October 13, 2022 filed a petition in the Delaware Court of Chancery seeking appraisal of the QPhoton shares it owned. The Company included BV Advisory’s ownership of QPhoton in the purchase price accounting for the QPhoton merger.

Pursuant to the July 2025 settlement agreement, the Company agreed to issue to Mr. Barksdale or his designees 1.9 million shares of the Company’s common stock and BV Advisory dismissed its appraisal action with prejudice. The settlement was previously described in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material developments related to this matter during the quarter ended March 31, 2026.

QCi v. BV Advisory Injunction Lawsuit

On January 31, 2025, the Company filed a complaint in Delaware Chancery Court against BV Advisory and Mr. Barksdale, asserting claims for defamation, breach of contract, conversion, aiding and abetting conversion, and misappropriation of trade secrets based on their unauthorized possession and dissemination of certain of the Company’s confidential and privileged documents. The Company sought, among other relief, injunctive relief and damages. Pursuant to the July 2025 settlement agreement, the Company agreed dismiss the injunction action with prejudice. The settlement was previously described in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material developments related to this matter during the quarter ended March 31, 2026

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who filed an amended operative complaint on or about August 26, 2025. The Company filed a motion to dismiss the amended operative complaint on November 14, 2025.  While the Company’s motion to dismiss was pending, the lead plaintiff filed a motion for leave to file a second amended complaint.  The second amended complaint was subsequently filed on February 13, 2026.  The Company filed a motion to dismiss the second amended complaint on March 13, 2026, and the lead plaintiff filed its opposition to the company’s motion to dismiss on April 22, 2026. The Company intends to file a reply memorandum of law in support of the motion to dismiss and the brief is due on or before May 22, 2026.

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

The March 2025 Derivative Action, May 2025 Derivative Action, June 2025 Derivative Action, and September 2025 Derivative Action, have each been stayed pending the resolution of the Company’s motion to dismiss the Securities Class Action.

Note 11. Capital Stock

Authorized Classes of Stock

As of March 31, 2026, the Company is authorized to issue common stock, par value $0.0001 per share, and two classes of preferred stock, par value $0.0001 per share, including 1,550,000 shares designated as Series A and 3,079,864 shares designated as Series B. No shares of Series A or Series B preferred stock were outstanding as of March 31, 2026 and December 31, 2025.

At-the-market facility

The Company did not sell any shares through its at-the-market facility during the three months ended March 31, 2026 and 2025.

Equity Activity

Net proceeds during the three months ended March 31, 2026 were $3.5 million from stock option exercises.

Warrants

The table below summarizes the warrants outstanding at March 31, 2026 (in thousands, except exercise price data):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
June 16, 2022	May 9, 2027	$0.0001	6,325	(1,187)	(4,467)	671
November 18, 2024	November 18, 2029	$2.875	800	(304)	-	496
December 12, 2024	December 12, 2029	$5.75	500	(100)	-	400
January 9, 2025	January 9, 2030	$14.0875	327	(65)	-	262
						1,829

On June 16, 2022, the Company issued 6.3 million QPhoton warrants to purchase common stock at an exercise price of $0.0001 per share, exercisable upon exercise of certain underlying Company options and warrants outstanding as of June 15, 2022. As of March 31, 2026, approximately 71% of the QPhoton warrants have been forfeited because the corresponding underlying instruments expired or were forfeited. The QPhoton warrants are classified as liabilities and measured at fair value, with changes recognized in earnings. The liability was $4.6 million as of March 31, 2026. See Note 2 - Significant Accounting Policies – Fair Value of Financial Instruments - for valuation methodology and inputs. During the three months ended March 31, 2026 and 2025, the Company recognized mark-to-market gains of $3.2 million and $23.6 million, respectively. During the year ended December 31, 2025, $21.0 million was reclassified from warrant liability to additional paid-in capital upon exercise of QPhoton warrants.

Note 12. Stock-based Compensation

Incentive Plans

The Quantum Computing Inc. 2019 Equity and Incentive Plan, as amended in 2021 enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3.0 million shares of common stock, all of which have been issued.

On July 5, 2022, the Board of Directors adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”), which was approved by a majority of the shareholders in September 2022. The 2022 Plan initially provided for the issuance of up to 16 million shares of the Company’s common stock and includes provisions for annual automatic evergreen increases of 1,000,000 shares of common stock. As of March 31, 2026, the total number of shares of our common stock reserved for issuance under the 2022 Plan is 20 million and of that amount a total of 17.4 million shares, including 6.1 million shares underlying options, were issued and outstanding under the 2022 Plan.

Options

The following table summarizes the Company’s option activity for the three months ended March 31, 2026 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2026	7,063	$4.11	2.6
Granted	89	8.91	-
Exercised	(856)	4.10	-
Forfeited	(154)	9.54	-
Balance as of March 31, 2026	6,142	4.04	2.7
Vested and exercisable as of March 31, 2026	3,760	$3.27	2.4

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Exercise price	$7.60 - 12.11	$4.52 - 8.01
Risk-free interest rate	3.4 - 3.6%	4.0 - 4.2%

Expected volatility	131.3 - 136.2%	130 - 138%
Expected dividend yield	0%	0%
Expected life of options (in years)	10.0	5.0

The following table summarizes the exercise price range as of March 31, 2026 (in thousands, except exercise price data):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 - 1.00	604	420
$1.00 - 2.00	2,802	1,344
$2.00 - 3.00	1,221	1,221
$3.00 - 6.00	133	53
$6.00 - 8.00	568	545
$8.00 - 12.00	233	77
$12.00 - 15.00	580	100
	6,141	3,760

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $8.91 and $7.40 per share, respectively. As of March 31, 2026, total unrecognized compensation cost related to common stock options was $10.1 million, which is expected to be recognized over a period of 3.38 years.

Restricted Stock

As of March 31, 2026, there were 760 thousand shares of the Company’s common stock issued and unvested that had been awarded as stock-based compensation under the 2022 Plan. The following table summarizes the Company’s activity for restricted stock tied to vesting schedules for the three months ended March 31, 2026 (in thousands):

	Number Outstanding	Weighted Average Fair Value

Unvested as of December 31, 2025	700	$5.62
Granted	60	9
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2026	760	$6.58

Stock-based Compensation

The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$756	$497
Sales and marketing	62	60
General and administrative	428	830
Total stock-based compensation	$1,246	$1,387

For the three months ended March 31, 2025, stock-based compensation on the condensed consolidated statements of stockholders’ equity was $1.5 million higher than expense recorded in the consolidated statement of operations, due to timing differences between award dates and the realization of stock-based compensation expense.

The Company issued 373 thousand shares of common stock during the three months ended March 31, 2026. The Company did not issue any shares of common stock as compensation during the three months ended March 31, 2025.

Note 13. Related Party Transactions

There were no related party transactions during the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, the Company has begun to commercialize some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.

Note 15. Subsequent Events

There are no subsequent events that in management’s opinion are reportable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2025 and 2024 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Form 10-K. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

QCi is a growth stage company with expanding operations and revenue following the LSI and NuCrypt acquisitions. The Company is developing and marketing quantum and ancillary non-quantum products for high-performance computing, artificial intelligence, networking and sensing applications based on proprietary photonics technology, as well as optical components including lasers and photo detectors. QCi’s products are designed to operate at room temperature and low power at an affordable cost in the areas of high-performance computing, sensing, and quantum cybersecurity. The Company’s development team includes optical engineers, technicians, mathematicians, physicists, and software developers. Our go-to-market strategy emphasizes scalability, accessibility, and affordability, and is supported by a professional services offering to help customers implement applications in optimization, sensing, imaging, and cybersecurity.

QCi’s proprietary core technology is our integrated photonics approach, which allows us to condition, manipulate, and measure single and entangled photons (particles of light) and gives us the ability to exploit the non-linear capabilities of photons (our “Core Photonics Technology”). Our Entropy Quantum Computer (“EQC”) is a quantum application of our Core Photonics Technology, designed to solve complex optimization problems. EQC is based on a patent-pending methodology that uses controlled feedback through energy loss in a photonic loop architecture to drive photonic states to their least lossy configurations. The EQC’s involvement of the changing environment as an integral part of the system is in sharp contrast to competing quantum approaches, including superconducting, trapped-ion, and annealing architectures, which seek to establish stable quantum states by the complete elimination of environmental effects. As a result, the EQC can consume less power than these competing methods and operates at room temperature making it compatible with an ordinary server room environment. We anticipate that our EQC may enable us to develop and produce multiple generations of quantum machines with increasing computational power, scalability, and speed.

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

Our longer-term product development plan is to migrate product designs based on discrete components, including EQC’s current designs, to a set of optical integrated circuits built on wafers using a crystalline material called thin film lithium niobate (“TFLN”). The Company believes that TFLN is an excellent material for optical integrated circuit design, given its advantageous optical properties (linear, non-linear ferroelectric, and electro-optic) and its compatibility with silicon-based semiconductor fabrication methods. In March 2025, the Company substantially completed the buildout of its state-of-the-art TFLN chip research and development, prototyping and small-batch manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona (the “AZ Chips Facility”). Additional details about our Tempe, AZ and Hoboken, NJ facilities are discussed in Liquidity and Capital Resources in this report and in our 2025 Annual Report on Form 10-K. In addition, the Company is in the planning stages for another higher volume manufacturing facility, which we sometimes refer to as “FAB 2.”

As part of our long-term strategic plan to acquire complimentary businesses, in February 2026, the Company acquired Luminar Semiconductor, Inc. (“LSI”). LSI provides products and services that leverage its advanced photonics semiconductor technologies. LSI designs chip-scale devices including laser diodes, semiconductor optical amplifiers, avalanche photodiodes, passive waveguides, photonic integrated circuits, and other related photonic chips, which are incorporated into products at various levels of integration by leveraging extensive in-house advanced photonic packaging technologies. The LSI integrated solutions include components, modules, subsystems, and systems that serve a broad set of customer requirements. Extensive design capabilities are complemented by an in-house III-V photonic semiconductor fabrication facility and photonics module manufacturing capabilities. These production resources are employed to deliver high performance, high reliability products to a growing number of customers in a wide array of industries that include aerospace and defense, sensing and instrumentation, and optical communications. Acquiring LSI provides QCi with advanced semiconductors and related components, as well as design, testing and consulting services to industry, in particular for Aerospace and Defense applications. Through the acquisition of LSI, QCi has broadened its photonic chip design capability as well as our optical component and system design and advanced packaging capabilities. LSI’s capabilities are highly synergistic with the QCi technology roadmap and will support the integration of chip-scale devices such as laser diodes and photodetectors with QCi’s thin film lithium niobate photonic integrated circuit (“PIC”) platform. Collaborative efforts between the LSI and QCi technical teams will be instrumental to delivering QCi’s photonic- and quantum-based system products.

The Company continued to add to its communications product options with the acquisition of NuCrypt in March 2026. This acquisition helps establish quantum communications as an important commercialization vertical within QCi’s broader quantum technology strategy. By integrating NuCrypt’s suite of quantum communications systems and products, QCi expects to advance its technology roadmap while extending its portfolio of quantum communications and quantum photonics solutions.

Key Factors Affecting Our Performance

This section discusses the primary operational and market drivers that we expect will influence our results of operations, liquidity, and capital resources.

The markets for high-performance conventional and quantum computing, photonics, and cloud-based services are dynamic and competitive. Aggregate demand for our solutions is correlated with macroeconomic and geopolitical conditions (including inflation, interest rates, currency fluctuations, trade policy and tariffs, and international conflicts), which can affect customer budgets, purchasing timelines, our supply chain, component availability and pricing, and gross margins. In the near term, under utilization of production facilities is likely to depress gross margins and amortization of intangibles acquired in the LSI and NuCrypt acquisitions will add to operating expenses.

Our future performance depends on advancing our Entropy Quantum Computer (EQC) and thin-film lithium niobate photonic integrated circuit (PIC) platforms to commercial readiness, completing required hardware and systems testing, and readying supporting infrastructure. We operate with lengthy development, qualification, and sales cycles; our ability to convert research collaborations and pilot projects into production deployments and multi-year engagements will influence bookings, revenue trajectory, and margin. U.S. federal budget conditions and the timing of government grants and procurement for advanced computing, sensing, and defense applications may also affect demand and award timing. See Part II, Item 1A, Risk Factors, for related risks, including dependence on certain suppliers and third-party manufacturers, significant cash requirements to fund product development and manufacturing capacity, and risks associated with integrating LSI and scaling our Arizona Chips Facility.

We rely on third-party manufacturers and a limited number of qualified suppliers for certain key components. Availability, quality, lead times, pricing, and our ability to scale internal and external manufacturing with robust quality systems will affect delivery schedules, cost of revenue, and margins. See Part II, Item 1A, “Risk Factors,” for additional discussion.

Our ability to attract, develop, and retain engineers, scientists, and other key personnel is critical to executing our roadmap. The integration of LSI and the scaling of our Arizona Chips Facility and planned “FAB 2” will require additional investment, and execution outcomes will influence product cost, time-to-market, and margin profile. See “Liquidity and Capital Resources.”

Compliance with U.S. export control and economic sanctions regimes and other applicable regulations may affect our addressable markets, supply chain, and operational timelines. See Part II, Item 1A, “Risk Factors,” and the Risk Factors in our 2025 Annual Report on Form 10-K.

Results of Operations

Our results of operations for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages, with non-meaningful percentage changes labeled as “NM”):

	Three Months Ended March 31,
	2026	2025	% Change
Total revenue	$3,691	$39	NM
Cost of revenue	4,412	26	NM
Gross (loss) profit	(721)	13	NM
Gross margin	-20%	33%	(159)%
Operating expenses:
Research and development	6,969	2,985	133%
Sales and marketing	1,597	672	138%
General and administrative	11,263	4,642	143%
Total operating expenses	19,829	8,299	139%
Loss from operations	(20,550)	(8,286)	148%
Non-operating income (expense):
Interest and other income	13,495	1,696	696%
Interest expense	(171)	(58)	195%
Change in fair value of derivative
liability	3,176	23,630	(87)%
Total non-operating income	16,500	25,268	(35)%
Net (loss) income	$(4,050)	$16,982	(124)%

Revenue for the three months ended March 31, 2026 was $3.7 million compared to $39 thousand for the comparable prior year period, an increase of $3.7 million. Acquisitions, including our LSI and NuCrypt acquisitions, contributed $3.5 million in total revenue during the three months ended March 31, 2026. Revenue without the acquisitions increased $0.2 million over the prior year.

Cost of Revenue

Cost of revenue was $4.4 million for the three months ended March 31, 2026, compared to $26 thousand for the comparable prior year period, an increase of $4.4 million. The increase was primarily due to the LSI and NuCrypt acquisitions which added $4.2 million in costs for the three months ended March 31, 2026. Cost of revenue without the acquisitions increased $0.2 million over the prior year.

Gross Margin

Gross margin for the three months ended March 31, 2026 was a loss of $0.7 million compared to $13 thousand for the comparable prior year period. The decrease in gross margin was largely due to under-absorption of fixed costs due to lower production volumes. We anticipate product gross margins will improve as volumes recover.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 increased by $11.5 million compared to the three months ended March 31, 2025. Acquisitions, including our LSI and NuCrypt acquisitions, added $1.9 million in total operating expenses. The increase is further discussed below.

Research and development expenses consist primarily of labor expenses for employees that primarily engage in research and development efforts and non-labor expenses for the development of hardware products and supporting software. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Research and development costs were $7.0 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. Research and development expenses increased $4.0 million for the three months ended March 31, 2026. Acquisitions, including our LSI and NuCrypt acquisitions, contributed to $0.7 million of the increase with the remaining increase primarily due to higher headcount and related payroll costs, higher recurring lab equipment and consumables costs, and higher depreciation for long-lived laboratory equipment, partially offset by lower stock based compensation expense. The Company is aggressively pursuing its technology roadmap and has hired additional scientists, engineers and technicians in order to accelerate the development of key technologies and products.

Sales and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs. Sales and marketing expenses were $1.6 million for the three months ended March 31, 2026 as compared to $0.7 million for the three months ended March 31, 2025, a 138% increase. Acquisitions added $0.3 million of selling and marketing expenses. The remaining increase is primarily due to increases in the sales staff, higher tradeshow and travel-related costs and increased marketing program costs.

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions and professional fees incurred for legal, auditing and other consulting services. General and administrative expenses were $11.3 million for the three months ended March 31, 2026 compared to $4.6 million for the three months ended March 31, 2025. General and administrative expenses increased 143% for the three months ended March 31, 2026, compared to the comparable prior year period primarily due to acquisitions ($0.9 million), acquisition-related transaction expenses ($5.6 million) and ongoing litigation ($0.1 million).

Non-operating Income (Expense)

Non-operating income (expense) includes interest and other income, interest expense and change in fair value of derivative liability.

Interest and other income was $13.5 million for the three months ended March 31, 2026 and $1.7 million for the three months ended March 31, 2025, an increase over the prior year of $11.8 million. The increase was primarily due to the Company maintaining higher cash balances in mutual funds, deposit and money market accounts, U.S. Treasuries, U.S. agency securities, corporate debt securities, asset-backed securities and certificates of deposits

Interest expense, net consists primarily of interest on financial liabilities, including payroll-related taxes.

The Company recognized a gain of $3.2 million during the three months ended March 31, 2026 as a result of the change in fair value of the QPhoton Warrant liability. The change in value of the warrant liability is comprised of mark-to-market adjustments for the QPhoton Warrants. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the Company’s closing bid price of $6.85 per share on March 31, 2026.

Liquidity and Capital Resources.

We have incurred net losses and experienced negative cash flows from operations since inception. During the three months ended March 31, 2026, the Company raised $3.5 million through the exercise of stock options. The Company has no lines of credit or short-term debt obligations outstanding. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. As of March 31, 2026, the Company had cash and cash equivalents of $257.7 million and investments of $1.2 billion.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, although we may choose to take advantage of opportunistic capital raising or financing transactions at any time.

Our primary uses of cash are to fund and invest in our operations as we continue to grow our business. We will require a significant amount of cash for continued investment in our TFLN chip contract manufacturing business run out of the AZ Chips Facility, or our Foundry Services offering, including but not limited to future-identified space for expansion of our AZ Chips Facility, as well as ongoing research and development for our non-linear quantum optical products and photonics chips. Until such time as we can generate significant revenue from sales or subscriptions of our hardware offerings, we expect to finance our operating and investing needs through our cash and cash equivalents and, equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. We may, however, be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, interest rates, bank failures, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our product development and go-to-market efforts. There can be no assurances that the Company will be able to secure additional equity and/or debt investments or achieve an adequate sales level. We believe, however, that the Company’s existing cash and cash equivalents, together with any cash generated from operations and the proceeds from any additional equity or debt issuances will be sufficient to meet the Company’s liquidity needs for at least the next 12 months.

The following table summarizes total condensed consolidated current assets, liabilities and working capital at March 31, 2026, compared to December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025	Increase/ (Decrease)
Current assets	$1,005,076	$1,133,720	$(128,644)
Current liabilities	$15,075	$11,074	$4,001
Working capital	$990,001	$1,122,646	$(132,645)

At March 31, 2026, we had working capital of $990.0 million as compared to working capital of $1.1 billion at December 31, 2025, a decrease of $133.0 million. The decrease in working capital is primarily attributable to the use of cash to finance acquisitions.

Cash Flows

The following table summarizes our cash flow for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(9,423)	$(4,431)
Net cash used in investing activities	(474,253)	(1,733)
Net cash provided by financing activities	3,507	93,648
Net decrease (increase) in cash and cash equivalents	$(480,169)	$87,484

Net cash used in operating activities for the three months ended March 31, 2026 was $9.4 million compared to $4.4 million for the same period in 2025. Cash used in the three months ended March 31, 2026 consisted of net loss of $4.1 million and a change in operating assets and liabilities of $5.7 million partially offset by non-cash charges of $0.4 million. The non-cash charges consist of depreciation and amortization of $2.3 million and stock based compensation of $1.2 million offset by the change in fair value of derivatives of $3.2 million.

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $474.3 million and $1.7 million, respectively, and was attributable to net purchases of available for sale securities of $372.5 million, cash paid for acquisitions of $99.9 million and capital expenditures of $1.8 million.

Net cash provided by financing activities was $3.5 million and $93.6 million, respectively, for the three months ended March 31, 2026 and 2025. Cash flows provided by financing activities during the three months ended March 31, 2026 were attributable to net proceeds for our stock issuances.

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

There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026 (the “2025 Form 10-K”).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Management necessarily applied judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

A “material weakness,” as defined in Rule 1-02(a)(4) of Regulation S-X, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. During the period, we lacked a sufficient number of trained professionals with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, limited personnel resulted in insufficient segregation of duties in our finance and accounting functions.

●	The material weakness in the control environment contributed to additional material weaknesses: (i) we did not design and maintain an effective risk-assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements, including timely changes to existing controls or implementation of new controls to respond to changes in risk; and (ii) we did not design and maintain effective information technology general controls (“ITGCs”) for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (a) user-access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data; (b) program change-management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (c) computer-operations controls to ensure that data backups are authorized and monitored; and (d) controls to obtain, review and evaluate third-party service-organization reports and to implement complementary user-entity controls, as applicable.

These material weaknesses did not result in a material misstatement to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Management’s Plan to Remediate the Material Weaknesses

The Company has been implementing and continues to implement measures designed to remediate the material weaknesses described above and to ensure that the related controls are designed, implemented and operating effectively. During 2025, we strengthened our accounting function through the hiring of five full-time accounting professionals, including a Controller and a Manager of Technical Accounting, to enhance oversight, technical expertise and execution of key financial reporting processes. In addition to identifying and remediating design deficiencies in our processes, we have formally documented procedures for significant accounting and financial reporting processes, including procedures addressing revenue recognition and segregation of duties.

During 2026, we plan to (i) further document and implement control procedures and control monitoring; (ii) identify and remediate gaps in our information-technology general controls related to security, user access, restricted access and change management; and (iii) design and implement risk-assessment processes to identify and address new and evolving risks associated with financial reporting. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Management will continue to monitor and evaluate the effectiveness of internal control over financial reporting on an ongoing basis and will implement additional enhancements as necessary. We currently expect that these measures, once fully implemented and operational for a sufficient period of time and tested, will remediate the material weaknesses, which we aim to achieve by the end of 2026; however, the timing of remediation is subject to successful design, implementation and sustained operating effectiveness.

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

BV Advisory Partners, LLC Proceedings

There were no material developments during the quarter ended March 31, 2026 with respect to the BV Advisory matters that were resolved in 2025 as previously disclosed.

Securities Class Action Lawsuit

On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who filed an amended operative complaint on or about August 26, 2025. The Company filed a motion to dismiss the amended operative complaint on November 14, 2025. While the Company’s motion to dismiss was pending, the lead plaintiff filed a motion for leave to file a second amended complaint. The second amended complaint was subsequently filed on February 13, 2026. The Company filed a motion to dismiss the second amended complaint on March 13, 2026 and lead plaintiff filed its opposition to the Company’s motion to dismiss on April 22, 2026. The Company intends to file a reply memorandum of law in support of the motion to dismiss and the brief is due on or before May 22, 2026. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims asserted.

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

The March 2025 Derivative Action, May 2025 Derivative Action, June 2025 Derivative Action, and September 2025 Derivative Action, have each been stayed pending the resolution of the Company’s motion to dismiss the Securities Class Action.

BV Advisory Partners, LLC Proceedings

There were no material developments during the quarter ended March 31, 2026 with respect to the BV Advisory matters that were resolved in 2025 as previously disclosed.

Item 1A. Risk Factors.

Other than the amended and additional risk factors set forth below, there were no material changes to the risk factors disclosed in Part II, Item 1A, Risk Factors of our Annual Report on the Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026.

The integration of LSI and NuCrypt and the scaling of our Arizona thin-film lithium niobate facility and planned “FAB 2” present significant execution risks.

Realizing the anticipated benefits of the LSI and NuCrypt acquisitions and our capacity expansion depends on successful integration of technology, systems, processes and personnel; achieving required quality and reliability metrics; and timely scaling of production. Integration and scaling activities may divert management attention, require incremental capital, and lead to unanticipated costs and operational disruptions. We may encounter delays in technology transfers, tool installation and qualification, supply of specialty materials or components, facilities readiness, environmental health and safety permitting, and recruiting and retaining specialized photonics, packaging and operations talent. Failure to execute effectively could delay product and customer qualification milestones, constrain shipments, increase cost of revenue, compress margins, and negatively impact bookings, revenue growth and cash flows. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Failure to execute effectively could delay product roadmaps, increase our cost structure and negatively impact revenue growth and margins.

We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We buy our products and supplies from companies that manufacture and source products from the United States and abroad. Our ability to develop and maintain relationships with qualified suppliers who can satisfy our standards for quality and delivery in a timely and efficient manner is a significant challenge. For certain photonic integrated circuits and related III-V components used in our devices, there are very few qualified suppliers, and in some cases a single source. Any failure to maintain our relationship with any of our key suppliers, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be required to replace a supplier if their products do not meet our quality or safety standards, or if the United States government imposes restrictions on trade with certain countries, such as China. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, public health emergencies, labor disputes or weather conditions. Disruptions in transportation lines or geopolitical conditions including the ongoing war between Russia and Ukraine, the war between Israel and Hamas, the state of the military conflict between Israel and Hezbollah or an invasion of Taiwan by China, may also cause global supply chain issues that affect us or our suppliers. While we generally have multiple sources of supply, we do rely on a single supplier for materials in some cases. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products, which could lead to price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged. Requalification of alternate suppliers can be lengthy and may require design changes, additional testing, and customer or regulatory re-approvals, which could delay or prevent product development or shipments and increase cost of revenue. Any delay or unavailability of key products required for our development activities in a timely or cost-effective manner could delay or prevent us from further developing our products and services on our expected timelines or at all and could materially harm our business.

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

Our business and future plans for expansion are capital-intensive, and we will require additional capital for equipment and facilities for hardware manufacturing and optical chip fabrication. As we ramp thin-film lithium niobate optical chips and related device platforms, and as we expand internal and external manufacturing capacity, we expect near-term increases in operating expenses and pressure on gross margins during qualification and early production. The specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered, unreported sales of, or Company repurchases of, the Company’s equity securities during the three months ended March 31, 2026.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

QUANTUM COMPUTING INC.

Dated: May 11, 2026	By:	/s/ Dr. Yuping Huang
Dr. Yuping Huang
Chief Executive Officer and President

	By:	/s/ Christopher Roberts
Christopher Roberts
Chief Financial Officer