Form 10-Q
period 2026-09-30
Quantum Computing Inc.
filed 2026-11-09
CIK 1758009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Yes ☐ No ☒
As of November 6, 2026, there were 226,931,758 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
QUANTUM COMPUTING INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$174,280	$737,880
Accounts receivable, net	8,316	519
Inventory	10,634	352
Short-term investments	727,334	379,421
Accrued interest receivable	6,752	3,634
Prepaid expenses and other current assets	7,046	11,914
Total current assets	934,362	1,133,720
Property and equipment, net	43,063	12,971
Operating lease right-of-use assets	26,919	2,353
Intangible assets, net	62,094	6,500
Goodwill	160,330	55,573
Long-term investments	396,200	403,121
Accrued interest receivable - long term	3,469	4,551
Other non-current assets	1,082	131
Total assets	$1,627,519	$1,618,920

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,679	$778
Accrued expenses	6,709	9,135
Deferred revenue	4,162	395
Other current liabilities	2,959	766
Total current liabilities	17,509	11,074
Derivative liability	528	7,773
Operating lease liabilities	24,716	1,808
Contingent liabilities	3,769	—
Other non-current liabilities	1,184	—
Total liabilities	47,706	20,655
Commitments and Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,550 shares Series A Preferred Stock authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; 3,080 shares of Series B Preferred Stock authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value, 450,000 shares authorized; 226,932 and 224,165 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	23	22
Additional paid-in capital	1,838,563	1,816,494
Accumulated deficit	(250,104)	(219,156)
Accumulated other comprehensive income (loss)	(8,669)	905
Total stockholders’ equity	1,579,813	1,598,265
Total liabilities and stockholders’ equity	$1,627,519	$1,618,920
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$9,500	$384	$18,742	$484
Cost of revenue	9,072	258	20,201	319
Gross profit (loss)	428	126	(1,459)	165
Operating expenses
Research and development	8,336	4,509	23,733	13,469
Sales and marketing	5,263	787	8,792	2,139
General and administrative	15,414	5,234	38,164	13,418
Total operating expenses	29,013	10,530	70,689	29,026
Loss from operations	(28,585)	(10,404)	(72,148)	(28,861)
Non-operating income (expense)
Interest and other income	13,047	3,544	39,496	7,083
Interest expense	(65)	(4)	(248)	(120)
Change in fair value of derivative liability	458	9,246	1,952	4,780
Income (loss) before income tax provision	(15,145)	2,382	(30,948)	(17,118)
Income tax provision	-	-	-	-
Net income (loss) attributable to common stockholders	(15,145)	2,382	(30,948)	(17,118)
Other comprehensive loss	(4,807)	(26)	(9,574)	(26)
Total comprehensive income (loss)	$(19,952)	$2,356	$(40,522)	$(17,144)

Income (loss) per share:
Basic and Diluted	$(0.07)	$0.01	$(0.14)	$(0.12)

Weighted average shares used in computing net income (loss) per common share:
Basic	225,443	160,399	224,722	145,752
Diluted	225,443	166,833	224,722	145,752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount
Balances, July 1, 2026	226,346	$23	$1,830,836	$(234,959)	$(3,862)	$1,592,038
Issuance of shares related to equity-based plan	1	-	355	-	-	355
Issuance of shares related to exercise of warrants	585	-	5,293	-	-	5,293
Stock-based compensation	-	-	2,079	-	-	2,079
Net loss	-	-	-	(15,145)	-	(15,145)
Unrealized losses on available-for-sale debt securities	-	-	-	-	(4,807)	(4,807)
Balances, September 30, 2026	226,932	$23	$1,838,563	$(250,104)	$(8,669)	$1,579,813

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balances, January 1, 2026	224,165	$22	$1,816,494	$(219,156)	$905	$1,598,265
Issuance of shares related to equity-based plan	1,635	1	4,654	-	-	4,655
Issuance of shares related to exercise of warrants	585	-	5,293	-	-	5,293
Shares issued to escrow relating to litigation settlement	100	-	-	-	-	-
Equity consideration for acquisitions	447	-	7,038	-	-	7,038
Stock-based compensation	-	-	5,084	-	-	5,084
Net loss	-	-	-	(30,948)	-	(30,948)
Unrealized losses on available-for-sale debt securities	-	-	-	-	(9,574)	(9,574)
Balances, September 30, 2026	226,932	$23	$1,838,563	$(250,104)	$(8,669)	$1,579,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount
Balances, July 1, 2025	157,911	$16	$615,948	$(219,982)	$-	$395,982
Issuance of shares for cash	26,867	3	474,865	-	-	474,868
Issuance of shares related to equity-based plan	208	-	17	-	-	17
Issuance of shares related to exercise of warrants	1,922	-	1,555	-	-	1,555
Stock-based compensation	-	-	3,072	-	-	3,072
Stock-based compensation for services	-	-	-	-	-	-
Net income	-	-	-	2,382	-	2,382
Unrealized losses on available-for-sale debt securities	-	-	-	-	(26)	(26)
Balances, September 30, 2025	186,908	$19	$1,095,457	$(217,600)	$(26)	$877,850

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount
Balances, January 1, 2025	129,012	$13	$307,756	$(200,482)	$-	$107,287
Issuance of shares for cash	49,065	5	756,522	-	-	756,527
Issuance of shares related to equity-based plan	5,353	-	-	-	-	-
Issuance of shares related to exercise of warrants	3,478	-	23,420	-	-	23,420
Stock-based compensation	-	1	7,741	-	-	7,742
Stock-based compensation for services	-	-	18	-	-	18
Net loss	-	-	-	(17,118)	-	(17,118)
Unrealized losses on available-for-sale debt securities	-	-	-	-	(26)	(26)
Balances, September 30, 2025	186,908	$19	$1,095,457	$(217,600)	$(26)	$877,850
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	(30,948)	(17,118)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and intangibles amortization	9,656	3,038
Change in fair value of derivative liability	(1,952)	(4,780)
Provision for credit losses	(260)	(4)
Amortization of operating lease right-of-use assets	1,508	373
Stock-based compensation	5,084	6,236
Stock-based compensation for services	—	18
Change in operating assets and liabilities
Accounts receivable, net	(1,262)	(460)
Inventory	(3,008)	(938)
Accrued interest receivable	(2,036)	(4,889)
Prepaid expenses and other current assets	(4,914)	(724)
Other non-current assets	(631)	(2)
Accounts payable	580	(202)
Accrued expenses and other current liabilities	(6,542)	336
Deferred revenue	1,008	244
Operating lease liabilities	(1,297)	(406)
Net cash used in operating activities	(35,014)	(19,278)

Cash flows from investing activities:
Purchase of property and equipment	(13,921)	(5,534)
Purchases of available-for-sale debt securities	(1,287,682)	(460,635)
Proceeds from sales of available-for-sale debt securities	248,342	-
Proceeds from maturities of available-for-sale debt securities	688,774	-
Purchase of Luminar Semiconductor, Inc.	(97,491)	-
Purchase of NHanced Semiconductors, Inc.	(68,830)	-
Purchase of NuCrypt, LLC, net of cash acquired	(2,433)	-
Net cash used in investing activities	(533,241)	(466,169)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	2,411
Proceeds from issuance of common stock	4,655	756,527
Net cash provided by financing activities	4,655	758,938

Net (decrease) increase in cash	(563,600)	273,491
Cash and cash equivalents, beginning of period	737,880	78,945
Cash and cash equivalents, end of period	$174,280	$352,436

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$10,059	$1,371
Fair value of derivative liability reclassed to additional paid-in capital due to exercise of warrants	$5,293	$21,009
Fair value of equity consideration related to business combinations	$7,038	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUANTUM COMPUTING INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2026
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

Our leading quantum products today are our Entropy Quantum Computer (“EQC”), reservoir computer, photonic vibrometer, and quantum secured communication systems. Our longer-term product development plan is to migrate our current designs, as well as other product designs based on discrete components, to a set of thin film lithium niobate ("TFLN") optical integrated circuits built on TFLN wafers. We believe that the acquisitions of LSI, NuCrypt and NHanced will accelerate our technology roadmap by enhancing our capabilities in integrated photonics and quantum security, which will broaden our quantum secured network product line and support the Company’s initiatives to further integrate and miniaturize certain products for commercial and government customers. In addition, QCi offers LSI’s portfolio of photonic semiconductor products, including lasers, photodetectors and avalanche diodes, as well as NHanced's engineering and advanced packaging services.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had cash and cash equivalents on hand of $174.3 million, $1.1 billion of short-term and long-term investments including accrued interest, and working capital of $916.9 million. For the nine months ended September 30, 2026, the Company used cash of $35.0 million in operating activities and had an accumulated deficit of $250.1 million. As a result, the Company has adequate liquid assets on hand to meet its obligations over the next 12 months.
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
Furthermore, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company maintains its cash in mutual funds, certificates of deposits and deposit and money market accounts with high quality financial institutions which, at times, may exceed federally insured limits. As of September 30, 2026 and December 31, 2025, the Company had $174.3 million and $737.9 million, respectively, in cash and cash equivalents invested in mutual funds, certificates of deposit and deposits. The Company has not experienced any other-than-temporary losses on these deposits and believes it is not exposed to significant credit risk on cash and cash equivalents.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. All of our leases are comprised of operating leases for our facilities, and as of September 30, 2026 and December 31, 2025, the Company was not party to any finance leases.
Valuation of Goodwill
The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performs its annual impairment test during the fourth quarter of each fiscal year. As of September 30, 2026, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.
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
During the three and nine months ended September 30, 2026 and 2025, the Company did not record any impairment related to long-lived assets.
Fair Value of Financial Instruments
The carrying amount of certain financial instruments held by the Company, such as accounts receivable, accrued interest, contract assets and liabilities, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. The carrying amount of the liabilities for the convertible preferred stock warrants represent their fair value. The carrying amounts of the Company’s lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company.
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of September 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents included $174.3 million and $737.9 million, respectively, of Level 1 assets, comprised of U.S. Government mutual funds. As of September 30, 2026 and December 31, 2025, the Company’s available-for-sale securities of $1.1 billion and $782.5 million, respectively, were in Level 2 assets in the fair value hierarchy. These investments primarily consisted of U.S. Treasuries, corporate debt securities, asset-backed securities and certificates of deposit. As of September 30, 2026, the Company also held a $3.0 million investment in a closed-end fund that was measured at fair value using net asset value ("NAV") per share as a practical expedient. As a result, this investment was not categorized within Level 1, Level 2, or Level 3 of the fair value hierarchy. The Company had $0.5 million and $7.8 million as of September 30, 2026 and December 31, 2025, respectively, of Level 3 liabilities consisting of derivative liabilities. See Note 11, Capital Stock – Warrants, for a full discussion of the warrant liability. As of September 30, 2026, the Company had a $3.8 million contingent consideration liability classified within Level 3 of the fair value hierarchy because its fair value is determined using significant unobservable inputs. The fair value of the contingent consideration was estimated using a Monte Carlo simulation that incorporates assumptions regarding revenue growth, volatility, discount rates and other relevant assumptions. Changes in these assumptions could have a significant effect on the estimated fair value of the contingent consideration. See Note 3. Acquisitions for further discussion of the contingent liability.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the potential dilutive effect of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the “If-Converted” method), unless the effect of such issuances would have been anti-dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted income (loss) per common share for periods with net losses.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net loss per common share:	2026	2025	2026	2025
Numerator:
Net income (loss)	$(15,145)	$2,382	$(30,948)	$(17,118)

Denominator:
Weighted average outstanding shares of common share – basic	225,443	160,399	224,722	145,752
Income (Loss) per common share - basic	$(0.07)	$0.01	$(0.14)	$(0.12)

Diluted net loss per common share:
Numerator:
Net income (loss)	$(15,145)	$2,382	$(30,948)	$(17,118)

Denominator:
Weighted average common shares outstanding - basic	225,443	160,399	224,722	145,752
Effect of dilutive securities	-	6,434	-	-
Weighted average common shares outstanding - diluted	225,443	166,833	224,722	145,752
Income (Loss) per common share - diluted	$(0.07)	$0.01	$(0.14)	$(0.12)
In periods with a reported net loss, the effect of anti-dilutive stock options, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share.
Due to a net loss in the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, there were therefore no dilutive securities and hence basic and diluted loss per share were the same. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the period that have been excluded from the computation of diluted net loss per common share for the periods three and nine months ended September 30, 2026 and nine months ended September 30, 2025, as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	1,781	1,364	1,629	1,682
Options	3,438	3,936	3,799	6,162
Unvested restricted common stock	1,170	1,134	953	1,214
Total potentially dilutive shares	6,389	6,434	6,381	9,058

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
The fair value of consideration transferred is below (in thousands):

Initial purchase price	$110,000
Less adjustments per purchase agreement for working capital and indebtedness	(1,509)
Preliminary purchase price	108,491
Amount paid prior to closing date	(11,000)
Cash consideration on closing date	$97,491
Adjustments of $8 thousand for working capital were made to the preliminary purchase price during the three months ended September 30, 2026.
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
The preliminary purchase price is allocated to the tangible and intangible assets and liabilities of LSI based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

Acquisition Date Fair Values Assigned
Assets acquired:
Cash and cash equivalents	$-
Accounts receivable	3,624
Inventory	3,070
Prepaid expenses and other current assets	1,146
Property and equipment	3,246
Operating lease right-of-use assets	3,181
Intangible assets	24,144
38,411
Liabilities assumed:
Accounts payable	721
Accrued expenses	604
Deferred revenue and contract liabilities	1,267
Other current liabilities	913
Operating lease liabilities, net of current portion	2,268
5,773

Total identifiable net assets acquired	32,638
Goodwill	75,853
Preliminary purchase price	$108,491
Acquired intangibles include the following (in thousands):

	Fair Value (in thousands)	Useful Life in Years
Developed technology	$21,238	7
Trade name	2,906	5
Total	$24,144

From the acquisition date through September 30, 2026, LSI contributed revenue of $12.8 million and operating loss of $6.6 million.

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
The purchase price was $2.5 million in cash, subject to a working capital adjustment at closing, and 250 thousand shares of QCi’s common stock. The equity consideration is valued at the fair value as of the acquisition date and will be issued equally in shares of common stock on the first, second and third anniversaries of the acquisition. The shares are reserved out of the Company’s authorized but unissued shares.
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

The preliminary purchase price is allocated to the tangible and intangible assets and liabilities of NuCrypt based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

Acquisition Date Fair Values Assigned
Assets acquired:
Cash and cash equivalents	$58
Accounts receivable	59
Prepaid expenses and other current assets	11
Operating lease right-of-use assets	22
Property and equipment	18
Intangible assets	1,018
1,186
Liabilities assumed:
Accounts payable	33
Other current liabilities	43
76

Total identifiable net assets acquired	1,110
Goodwill	3,419
Preliminary purchase price	$4,529
Acquired intangibles include the following (in thousands):

	Fair Value (in thousands)	Useful Life in Years
Developed technology	$586	8
Customer relationships	289	16
Trade name	143	7
Total	$1,018
From the acquisition date through September 30, 2026, NuCrypt contributed revenue of $0.7 million and operating loss of $0.1 million.
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
The purchase price was $48.1 million in cash, subject to a working capital adjustment at closing, $20.0 million placed in escrow and $5.0 million in shares of QCi’s common stock. The escrow amounts are to be paid to the sellers, with interest, upon NHanced achieving certain revenue targets as of December 31, 2027 and 2028. The equity consideration consists of 447 thousand shares valued using the stock price as of the acquisition date. In addition, the acquisition agreement includes contingent consideration of up to $72.0 million based on the achievement of certain post-acquisition performance targets based on revenue as of December 31, 2027 and revenue and EBITDA as of December 31, 2028. The Company estimates that the amount placed in escrow and the contingent consideration have a combined fair value of $23.8 million. As such, the Company has recorded a contingent liability of $3.8 million this quarter on the condensed consolidated balance sheet as of September 30, 2026.

The fair value of consideration transferred is below (in thousands):

Initial cash purchase price	$48,146
Plus contingent consideration paid to escrow	20,000
Plus adjustments per purchase agreement for working capital	684
Total cash payments at close	68,830
Equity consideration at fair value	5,000
Contingent consideration at fair value	3,769
Preliminary purchase price	$77,599
The acquisition is accounted for in accordance with ASC 805. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The Company allocated the purchase price to identifiable assets acquired based on their estimated fair values. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to assist with the measurement of the fair value of identifiable intangible assets. The estimated fair value of the identifiable assets acquired and liabilities assumed was based on management’s best estimates. The table below represents the preliminary purchase price allocation for NHanced based on estimates, assumptions, valuations and other analyses as of the closing date, that have not been finalized in order to make a definitive allocation. Accordingly, the adjustments to allocate the purchase price will remain preliminary until management finalizes the fair values of assets acquired and liabilities assumed. The fair value of intangible assets was based upon an independent appraiser utilizing the cost, income or market approach. Operating lease asset and operating lease liability were valued based upon the present value of lease payments over the remaining lease term. The fair value of trade names and developed technology was determined using the relief-from-royalty method. The fair value of all other assets and liabilities approximated the carrying values at acquisition date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The final amounts allocated to assets acquired and liabilities assumed, and therefore, calculation of goodwill, are dependent upon certain valuation and other studies that have not yet been completed and could differ materially from the amounts presented in the condensed consolidated financial statements. The goodwill recorded from this acquisition represents business benefits the Company anticipates from the acquired workforce and expectations for expanded sales opportunities to foster further business growth. The goodwill associated with the acquisition is deductible for tax purposes.

The preliminary purchase price is allocated to the tangible and intangible assets and liabilities of NHanced based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

Acquisition Date Fair Values Assigned
Assets acquired:
Cash and cash equivalents	$-
Accounts receivable	2,592
Inventory	4,204
Prepaid expenses and other current assets	61
Property and equipment	17,124
Operating lease right-of-use assets	12,812
Other non-current assets	320
Intangible assets	35,871
72,984
Liabilities assumed:
Accounts payable	1,567
Accrued expenses	3,035
Deferred revenue and contract liabilities	1,492
Other current liabilities	1,178
Other non-current liabilities	1,184
Operating lease liabilities, net of current portion	12,414
20,870

Total identifiable net assets acquired	52,114
Goodwill	25,485
Preliminary purchase price	$77,599

During the three months ended September 30, 2026, there was a $3.8 million change in purchase price primarily related to the valuation of contingent consideration. In addition, changes to the purchase price allocation was made as certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists as well as changes in internal estimates. The changes in estimates recorded in the three months ended September 30, 2026 include a decrease in inventory of $3.5 million; a decrease in property and equipment of $7.6 million; an increase in intangibles of $35.9 million; and an increase in other current assets and liabilities, net, of $0.2 million. The change in purchase price and the measurement periods adjustments resulted in a decrease in goodwill of $21.1 million. These adjustments were not material to the consolidated statements of operations for the three and nine months ended September 30, 2026.

Acquired intangibles include the following (in thousands):

	Fair Value (in thousands)	Useful Life in Years
Developed technology	$17,867	7
Trade name	2,892	4
Customer relationships	15,112	6
Total	$35,871
From the acquisition date through September 30, 2026, NHanced contributed revenue of $3.9 million and an operating loss of $2.6 million.
Unaudited Proforma Condensed Consolidated Results
The table below presents the unaudited pro forma condensed consolidated results assuming the acquisition of LSI, NuCrypt and NHanced had occurred on January 1, 2025 (in thousands):

	Three Months Ended September 30, 2026
	QCi as Reported	LSI Pre-Acquisition	NuCrypt Pre-Acquisition	NHanced Pre-Acquisition	Total
Total revenue	$9,500	$—	$—	$—	$9,500
Net loss	$(15,145)	$—	$—	$—	$(15,145)

	Three Months Ended September 30, 2025
	QCi as Reported	LSI Pre-Acquisition	NuCrypt Pre-Acquisition	NHanced Pre-Acquisition	Total
Total revenue	$384	$4,195	$394	$9,331	$14,304
Net income (loss)	$2,382	$(2,703)	$135	$2,398	$2,212

	Nine Months Ended September 30, 2026
	QCi as Reported	LSI Pre-Acquisition	NuCrypt Pre-Acquisition	NHanced Pre-Acquisition	Total
Total revenue	$18,742	$1,742	$346	$7,549	$28,379
Net loss	$(30,948)	$(489)	$(127)	$(7,171)	$(38,735)

	Nine Months Ended September 30, 2025
	QCi as Reported	LSI Pre-Acquisition	NuCrypt Pre-Acquisition	NHanced Pre-Acquisition	Total
Total revenue	$484	$17,813	$734	$25,776	$44,807
Net income (loss)	$(17,118)	$(12,307)	$(68)	$1,618	$(27,875)
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
The following table presents segment information of revenue, significant expenses and net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$9,500	$384	$18,742	$484
Less:
Salaries and employee related costs	15,181	3,104	33,350	10,343
Stock-based compensation	2,079	3,072	5,084	6,254
Rent and facilities	3,607	419	6,055	1,077
Professional services and legal fees	7,767	1,325	21,579	3,842
Technology & IT costs	1,529	469	4,400	1,728
Direct and indirect materials	1,082	-	3,020	-
Other sales and marketing costs	979	721	3,464	1,457
Depreciation and amortization expense	4,530	1,176	9,656	3,038
Other operational expense	1,331	502	4,282	1,606
Operating loss	(28,585)	(10,404)	(72,148)	(28,861)
Non-operating income (expense)
Interest and other income	13,047	3,544	39,496	7,083
Interest expense	(65)	(4)	(248)	(120)
Change in fair value of derivative and warrant liabilities	458	9,246	1,952	4,780
Segment net income (loss)	(15,145)	2,382	(30,948)	(17,118)
Other comprehensive loss	(4,807)	(26)	(9,574)	(26)
Total comprehensive income (loss)	$(19,952)	$2,356	$(40,522)	$(17,144)
Note 5. Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of September 30, 2026, the Company has a valuation allowance against all of its net deferred tax assets.
The total effective tax rate was 0% for each of the three and nine months ended September 30, 2026 and 2025.
For each of the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rate differed from the federal statutory rate of 21%, primarily due to the valuation allowance placed against its net deferred tax assets.
The Company did not pay any material state income tax during the three and nine months ended September 30, 2026 and 2025.
Loss carryovers are generally subject to modification by tax authorities until three years after they have been utilized; as such, the Company is subject to examination for the fiscal years ended 2018 through present.

Uncertain Tax Positions
The Company recognizes the financial statement effects of a tax position when it becomes more likely than not, based upon the technical merits, that the position will be sustained upon examination. The Company currently has approximately $465 thousand of uncertain tax positions as of September 30, 2026, all of which are related to R&D tax credits and are accounted as contra-deferred tax assets. The Company does not expect any significant changes to its uncertain tax positions in the coming 12 months.
Note 6. Available-For-Sale Debt Securities
The following table summarizes available-for-sale debt securities classified as short and long-term investments held by the Company as of September 30, 2026 (in thousands, except remaining maturity contractual):

	Remaining Maturity Contractual	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	< 1 year	$334,941	$-	$(880)	$334,061
	1 - 3 years	203,565	-	(3,771)	199,794
	3 - 5 years	-	-	-	-
Corporate debt securities	< 1 year	383,510	129	(1,493)	382,146
	1 - 3 years	193,382	1	(2,556)	190,827
	3 - 5 years	-	-	-	-
Certificates of deposit	< 1 year	4,498	-	(7)	4,491
	1 - 3 years	1,248	-	(4)	1,244
	3 - 5 years	-	-	-	-
Asset-backed securities	< 1 year	3,649	-	(2)	3,647
	1 - 3 years	3,575	-	(68)	3,507
	3 - 5 years	835	-	(18)	817

Total available-for-sale debt securities		$1,129,203	$130	$(8,799)	$1,120,534
The Company may from time to time sell its available-for-sale debt securities. There were $18 thousand in realized losses and $110 thousand in realized gains on sales of available-for-sale debt securities for the three and nine months ended September 30, 2026, respectively. The realized gains on available-for-sale debt securities related to investments purchased during the three and nine months ended September 30, 2026. Therefore, there were no amounts reclassified out of accumulated other comprehensive loss, net of tax during the three and nine months ended September 30, 2026. The Company’s investment portfolio includes callable securities that may be called prior to maturity.
The aggregated net unrealized loss on available-for-sale debt securities in the amount of $8.7 million has been recorded in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of September 30, 2026.
Note 7. Goodwill and Intangible Assets
The changes in goodwill during the nine months ended September 30, 2026 (as discussed further in Note 3) are as follows (in thousands):

Balance at December 31, 2025	$55,573
LSI acquisition	75,853
NuCrypt acquisition	3,419
NHanced acquisition	25,485
Balance at September 30, 2026	$160,330

The composition of intangible assets, net, is as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Website domain name and trademark	$1,152	$(886)	$266	$1,009	$(724)	$285
Technology and licensed patents	13,317	(7,924)	5,393	12,731	(6,516)	6,215
Customer relationships	15,401	(641)	14,760	-	-	-
Developed technology	39,106	(2,661)	36,445	-	-	-
Trade name	5,798	(568)	5,230	-	-	-
Total	$74,774	$(12,680)	$62,094	$13,740	$(7,240)	$6,500
The Company recorded amortization expense of the Company’s intangible assets of $2.9 million and $5.4 million during the three and nine months ended September 30, 2026, respectively, and $0.5 million and $2.0 million during the three and nine months ended September 30, 2025, respectively. The Company expects future amortization expense to be the following (in thousands):

Amortization
2026 (remaining 3 months)	$2,886
2027	11,425
2028	11,341
2029	10,280
2030	9,161
Thereafter	17,001
Total	$62,094
Note 8. Property and Equipment, net
The Company’s property and equipment, net, consist of (in thousands):

	September 30, 2026	December 31, 2025
Computer and lab equipment	$27,574	$13,070
Network equipment	45	35
Furniture and fixtures	668	99
Software	1,187	374
Leasehold improvements	6,332	2,303
Construction in progress	14,384	-
Total cost of property and equipment	50,190	15,881
Accumulated depreciation	(7,127)	(2,910)
Property and equipment, net	$43,063	$12,971

The Company recorded depreciation expense of $1.6 million and $4.2 million during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.1 million during the three and nine months ended September 30, 2025, respectively. Useful lives of the Company’s long-lived assets are as follows:

Estimated Useful Life (Years)
Computer and lab equipment	5
Network equipment	4
Furniture and fixtures	7
Software	3
Leasehold improvements	Lesser of lease term or 5
Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in other income or expense. There were no significant gains or losses in the three and nine months ended September 30, 2026 or 2025.
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
The table below reconciles the undiscounted future minimum lease payments under these operating leases to the total operating lease liabilities recognized on the condensed consolidated balance sheet as of September 30, 2026 (in thousands):

Year
2026 (remaining 3 months)	$1,331
2027	5,394
2028	4,994
2029	4,419
2030	3,891
Thereafter	24,338
Total minimum payments	44,367
Less: imputed interest	(17,057)
Present value of operating lease liabilities	27,310
Less: current portion included in other current liabilities	(2,594)
Long-term operating lease liabilities	$24,716
The payments above include approximately $3.6 million related to options to extend operating leases that are reasonably certain of being exercised.
In conjunction with the acquisition of NHanced, the Company assumed two leases where the prior owner, and now a current employee of the Company, is the lessor. Monthly rent under these leases is $49 thousand with three percent annual increases. Of the total minimum payments presented in the table above, $6.6 million relates to these assumed leases.

Other information related to operating lease liabilities consists of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,423	$212	$2,557	$517
Short-term lease cost	23	14	82	34
Less sublease revenue	(78)	—	(78)	—
Total lease cost	$1,368	$226	$2,561	$551

Cash payments for operating leases	$1,290	$212	$2,360	$517
Lease assets obtained in exchange for new operating lease liabilities	$4,480	$595	$10,059	$1,371

	September 30, 2026	December 31, 2025
Weighted average remaining lease term in years	9.22	3.14
Weighted average discount rate	10.75%	10.77%
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
Securities Class Action Lawsuit
On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who filed an amended operative complaint on or about August 26, 2025. The Company filed a motion to dismiss the amended operative complaint on November 14, 2025. While the Company’s motion to dismiss was pending, the lead plaintiff filed a motion for leave to file a second amended complaint. The second amended complaint was subsequently filed on February 13, 2026. The Company filed a motion to dismiss the second amended complaint on March 13, 2026, and the lead plaintiff filed its opposition to the company’s motion to dismiss on April 22, 2026. On May 22, 2026, the Company filed a reply memorandum of law in support of the motion to dismiss. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims asserted. Given the early stage of the litigation, the Company is unable to estimate a range of potential loss at this time. However, an unfavorable outcome could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.
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
Note 11. Capital Stock
Authorized Classes of Stock
As of September 30, 2026, the Company is authorized to issue common stock, par value $0.0001 per share, and two classes of preferred stock, par value $0.0001 per share, including 1,550,000 shares designated as Series A and 3,079,864 shares designated as Series B. No shares of Series A or Series B preferred stock were outstanding as of September 30, 2026 and December 31, 2025.

At-the-market facility
The Company did not sell any shares through its at-the-market facility during the three and nine months ended September 30, 2026 and 2025.
Equity Activity
Net proceeds from stock option exercises during the three and nine months ended September 30, 2026 were $0.4 million and $4.7 million, respectively.
Warrants
The table below summarizes the warrants outstanding at September 30, 2026 (in thousands, except exercise price data):

Issuance Date	Expiration Date	Exercise Price	Issued	Exercised	Forfeited / Canceled	Warrants Outstanding
June 16, 2022	May 9, 2027	$0.0001	6,325	(1,772)	(4,491)	62
November 18, 2024	November 18, 2029	$2.875	800	(304)	-	496
December 12, 2024	December 12, 2029	$5.75	500	(100)	-	400
January 9, 2025	January 9, 2030	$14.0875	327	(65)	-	262
						1,220
On June 16, 2022, the Company issued 6.3 million QPhoton warrants to purchase common stock at an exercise price of $0.0001 per share, exercisable upon exercise of certain underlying Company options and warrants outstanding as of June 15, 2022. As of September 30, 2026, approximately 71% of the QPhoton warrants have been forfeited because the corresponding underlying instruments expired or were forfeited. The QPhoton warrants are classified as liabilities and measured at fair value, with changes recognized in earnings. The liability was $0.5 million as of September 30, 2026. See Note 2. Significant Accounting Policies – Fair Value of Financial Instruments for valuation methodology and inputs. During the three and nine months ended September 30, 2026, the Company recognized mark-to-market gains of $0.5 million and $2.0 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized mark-to-market gains of $9.2 million and $4.8 million, respectively. During the nine months ended September 30, 2026 and 2025, $5.3 million and $21.0 million, respectively, was reclassified from warrant liability to additional paid-in capital upon exercise of QPhoton warrants.
Note 12. Stock-based Compensation
Incentive Plans
The Quantum Computing Inc. 2019 Equity and Incentive Plan, as amended in 2021 enabled the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company up to a total of 3.0 million shares of common stock, all of which have been issued.
On July 5, 2022, the Board of Directors adopted the Quantum Computing Inc. 2022 Equity and Incentive Plan (the “2022 Plan”), which was approved by a majority of the shareholders in September 2022. The 2022 Plan initially provided for the issuance of up to 16 million shares of the Company’s common stock and includes provisions for annual automatic evergreen increases of 1 million shares of common stock. As of September 30, 2026, the total number of shares of our common stock reserved for issuance under the 2022 Plan is 30 million, of which 11.7 million shares are available to be granted.

Options
The following table summarizes the Company’s option activity for the nine months ended September 30, 2026 (in thousands, except exercise price and contractual life data):

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2026	7,063	$4.11	2.6
Granted	366	9.27	9.7
Exercised	(1,459)	3.20	0.0
Forfeited	(194)	8.98	0.0
Balance as of September 30, 2026	5,776	4.50	3.5
Vested and exercisable as of September 30, 2026	3,401	$4.11	3.0
The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exercise price	$7.82 - 8.93	$15.24 - 20.21	$7.06 - 12.24	$1.00 - 20.21
Risk-free interest rate	4.30 - 4.75%	3.61 - 4.09%	3.70 - 4.75%	3.61 - 4.22%

Expected volatility	124.3 - 125.5%	133.0 - 136.5%	124.3 - 136.3%	130.0 - 138.0%
Expected dividend yield	0%	0%	0%	0%
Expected life of options (in years)	10	5	10	5
The following table summarizes the exercise price range as of September 30, 2026 (in thousands, except exercise price data):

Exercise Price	Outstanding Options	Exercisable Options
$0.00 - 1.00	55	45
$1.00 - 2.00	2,926	1,399
$2.00 - 3.00	1,078	1,078
$3.00 - 6.00	110	30
$6.00 - 8.00	581	505
$8.00 - 12.00	389	77
$12.00 - 22.00	637	267
	5,776	3,401
The weighted average exercise price of stock options granted during the nine months ended September 30, 2026 and 2025 was $9.27 and $10.76 per share, respectively. As of September 30, 2026, total unrecognized compensation cost related to common stock options was $9.0 million, which is expected to be recognized over a period of 2.9 years.

Restricted Stock
As of September 30, 2026, there were 1.2 million shares of the Company’s common stock issued and unvested that had been awarded as stock-based compensation under the 2022 Plan. The following table summarizes the Company’s activity for restricted stock tied to vesting schedules for the nine months ended September 30, 2026 (in thousands):

	Number Outstanding	Weighted Average Fair Value

Unvested as of December 31, 2025	700	$5.6
Granted	634	10.2
Vested	(83)	6.8
Forfeited	(11)	8.1
Unvested as of September 30, 2026	1,240	$6.3
Stock-based Compensation
The Company recognized stock-based compensation expense related to common stock options and restricted shares of common stock in the following expense categories of its condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,027	$526	$2,623	$1,490
Sales and marketing	190	62	334	153
General and administrative	862	2,484	2,127	4,593
Total stock-based compensation	$2,079	$3,072	$5,084	$6,236
For the nine months ended September 30, 2025, stock-based compensation on the condensed consolidated statements of stockholders’ equity was $1.5 million higher than expense recorded in the condensed consolidated statement of operations, due to timing differences between award dates and the realization of stock-based compensation expense.
The Company issued 28 thousand and 456 thousand shares of common stock as compensation during the three and nine months ended September 30, 2026. The Company issued no shares of common stock as compensation during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company issued 25 thousand shares of common stock to former executives per their separation agreements.
Note 13. Related Party Transactions
The Company leases two facilities from an employee as a result of the NHanced acquisition. See Note 9 for further discussion. There were no other related party transactions during the three and nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, the Company is working towards commercializing some of the licensed technology, though has not recognized any related revenue and hence has not incurred any royalty expenses payable to the Stevens Institute.
Note 15. Subsequent Events
There are no subsequent events that in management’s opinion are reportable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2025 and 2024 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the section entitled Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Form 10-K. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
Business Overview
QCi is a growth-stage quantum photonics company with expanded commercial operations following the LSI, NuCrypt and NHanced acquisitions. The Company develops and markets quantum and ancillary non-quantum products for high-performance computing, artificial intelligence, networking and sensing applications based on proprietary quantum optics and integrated photonics technology, as well as optical components including lasers and photodetectors. QCi’s products are designed to operate at room temperature and low power at an affordable cost for high-performance computing, sensing, and secure communications. The Company’s development team includes engineers, technicians, mathematicians, physicists, and software developers. Our go-to-market strategy emphasizes scalability, accessibility, and affordability, and is supported by a professional services offering to help customers implement applications in optimization, sensing, imaging, and cybersecurity. The recent acquisitions have expanded the Company’s product offerings, manufacturing capabilities and customer relationships across quantum and photonics markets.

The Company’s strategy is focused on three complementary capabilities: quantum optics, integrated photonics, and advanced manufacturing. Quantum optics supports the development of quantum computing, sensing, and communications; integrated photonics supports the design and development of photonic circuits and components; and manufacturing operations provide fabrication, advanced packaging and related services for internal development and external customers. Together, these capabilities support the Company’s technology roadmap and commercial activities.

QCi’s proprietary core technology is our integrated photonics approach, which allows us to condition, manipulate, and measure single and entangled photons (particles of light) and gives us the ability to exploit the non-linear capabilities of photons (our “core photonics technology”). Our Entropy Quantum Computer (“EQC”), known as our Dirac-3 family of quantum optimization systems, is a quantum application of our core photonics technology, designed to solve complex optimization problems. EQC is based on a patent-pending methodology that uses controlled feedback through energy loss in a photonic loop architecture to drive photonic states to their least lossy configurations. The EQC’s involvement of the changing environment as an integral part of the system is in sharp contrast to competing quantum approaches, including superconducting, trapped-ion, and annealing architectures, which seek to establish stable quantum states by the complete elimination of environmental effects. As a result, the EQC can consume less power than these competing methods and operates at room temperature making it compatible with an ordinary server room environment. We anticipate that our EQC may enable us to develop and produce multiple generations of quantum machines with increasing computational power, scalability, and speed.
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
Our longer-term product development plan is to migrate product designs based on discrete components, including EQC’s current designs, to a set of optical integrated circuits built on wafers using a crystalline material called thin film lithium niobate (“TFLN”). The Company believes that TFLN is an excellent material for optical integrated circuit design, given its advantageous optical properties (linear, non-linear ferroelectric, and electro-optic) and its compatibility with silicon-based semiconductor fabrication methods. In March 2025, the Company substantially completed the build out of its state-of-the-art TFLN chip research and development, prototyping and small-batch manufacturing facility in a leased space within Arizona State University’s Research Park in Tempe, Arizona (the “AZ Chips Facility”). Additional details about our Tempe, AZ and Hoboken, NJ facilities are discussed in Liquidity and Capital Resources in this report and in our 2025 Annual Report on Form 10-K. In addition, through the NHanced acquisition in June 2026, the Company has launched another high-volume manufacturing facility, which we sometimes refer to as “FAB 2.”
During the first half of 2026, the Company completed the acquisitions of LSI, NuCrypt and NHanced, to expand its capabilities across quantum optics, integrated photonics and advanced photonics manufacturing. LSI added photonic semiconductor design, components, fabrication and packaging capabilities, in addition to commercial products and customer relationships. NuCrypt expanded the Company’s quantum communications portfolio, while NHanced added nanophotonics fabrication and advanced packaging capabilities. Together, these acquisitions broadened the Company’s commercial product and service offerings and manufacturing operations and provide additional capabilities to support its quantum photonics technology roadmap.

Key Factors Affecting Our Performance
The expansion of our commercial operations and activity, including the recent LSI, NuCrypt and NHanced acquisitions, is an important factor affecting our financial performance. These acquisitions broadened our photonics products and services, manufacturing capabilities, and customer relationships. Our ability to retain and expand customer relationships, generate new business and increase utilization of our manufacturing capabilities will influence future revenue and profitability. The Company expects that continued improvements in commercial performance will influence revenue and profitability while supporting ongoing investments in its quantum technology roadmap.

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
Our future performance depends on on both the continued development and commercialization of our quantum optics and integrated photonics technologies and the performance of our commercial products, services and manufacturing operations. This includes advancing our EQC and thin film lithium niobate photonic integrated circuit (PIC) platforms toward commercial readiness, completing required hardware and systems testing, and readying supporting infrastructure. We operate with lengthy development, qualification, and sales cycles; our ability to convert research collaborations and pilot projects into production deployments and multi-year engagements will influence bookings, revenue trajectory, and margin. U.S. federal budget conditions and the timing of government grants and procurement for advanced computing, sensing, and defense applications may also affect demand and award timing. See Part II, Item 1A, "Risk Factors", for related risks, including dependence on certain suppliers and third-party manufacturers, significant cash requirements to fund product development and manufacturing capacity, and risks associated with integrating LSI, NuCrypt and NHanced and scaling our Arizona Chips Facility.
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

Results of Operations
Our results of operations for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages, with non-meaningful percentage changes labeled as “NM”):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Total revenue	$9,500	$384	NM	$18,742	$484	NM
Cost of revenue	9,072	258	NM	20,201	319	NM
Gross profit (loss)	428	126	240%	(1,459)	165	NM
Gross margin	5%	33%	(86)%	-8%	34%	(123)%
Operating expenses:
Research and development	8,336	4,509	85%	23,733	13,469	76%
Sales and marketing	5,263	787	569%	8,792	2,139	311%
General and administrative	15,414	5,234	194%	38,164	13,418	184%
Total operating expenses	29,013	10,530	176%	70,689	29,026	144%
Loss from operations	(28,585)	(10,404)	175%	(72,148)	(28,861)	150%
Non-operating income (expense):
Interest and other income	13,047	3,544	268%	39,496	7,083	458%
Interest expense	(65)	(4)	1525%	(248)	(120)	107%
Change in fair value of derivative liability	458	9,246	(95)%	1,952	4,780	(59)%
Total non-operating income	13,440	12,786	5%	41,200	11,743	251%
Net income (loss)	$(15,145)	$2,382	(736)%	$(30,948)	$(17,118)	81%
Revenue for the three months ended September 30, 2026, was $9.5 million compared to $384 thousand for the comparable prior year period, an increase of $9.1 million. Revenue for the nine months ended September 30, 2026 was $18.7 million compared to $484 thousand for the comparable prior year period, an increase of $18.3 million. Acquisitions, including our LSI, NuCrypt and NHanced acquisitions, contributed $8.8 million and $17.4 million in total revenue during the three and nine months ended September 30, 2026. Revenue for the nine months ended September 30, 2026 without the acquisitions increased $0.9 million over the comparable prior year period.
Cost of Revenue
Cost of revenue was $9.1 million for the three months ended September 30, 2026, compared to $258 thousand for the comparable prior year period, an increase of $8.8 million. Cost of revenue was $20.2 million for the nine months ended September 30, 2026, compared to $319 thousand for the comparable prior year period, an increase of $19.9 million. The increase was primarily due to the LSI, NuCrypt and NHanced acquisitions which added $5.8 million and $16.5 million in costs for the three and nine months ended September 30, 2026. Cost of revenue for the nine months ended September 30, 2026, without the acquisitions increased $3.4 million over the comparable prior year period.
Gross Profit (Loss)
Gross profit for the three months ended September 30, 2026, was $428 thousand compared to $126 thousand for the same period last year. Gross profit (loss) for the nine months ended September 30, 2026, was a loss of $1.5 million compared to a gross profit of $165 thousand for the same period last year.
Gross margins are influenced by production volumes and manufacturing utilization, particularly as the Company continues to integrate and scale its operations. Amortization of intangible assets of $2.7 million also served to depress gross margins. While the company generated positive gross profit in the third quarter of 2026, lower volumes and fixed costs from recent acquisitions contributed to a gross loss for the nine-month period. Increasing production volume, improving manufacturing utilization and driving operating efficiency are expected to be important factors affecting future gross margins.
Operating Expenses

Operating expenses for the three and nine months ended September 30, 2026, increased by $18.5 million and $41.7 million compared to the three and nine months ended September 30, 2025. Acquisitions, including our LSI, NuCrypt and NHanced acquisitions, added $6.4 million and $10.7 million in total operating expenses for the three and nine months ended September 30, 2026, respectively. The increase is further discussed below.
Research and development expenses consist primarily of labor expenses for employees that primarily engage in research and development efforts and non-labor expenses for the development of hardware products and supporting software. We focus our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Research and development costs were $8.3 million and $23.7 million for the three and nine months ended September 30, 2026, as compared to $4.5 million and $13.5 million for the three and nine months ended September 30, 2025. Research and development expenses increased $3.8 million and $10.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the comparable prior year period. Acquisitions, including our LSI, NuCrypt and NHanced acquisitions, contributed $0.9 million and $2.7 million of the increase for the three and nine months ended September 30, 2026, respectively. The remaining increase is primarily due to higher headcount and related payroll costs, higher recurring lab equipment and consumables costs, and higher depreciation for long-lived laboratory equipment, partially offset by lower stock-based compensation expense. The Company has hired additional scientists, engineers and technicians to accelerate the development of key technologies and products, testing, and commercial activities across the Company's portfolio.
Sales and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs. Sales and marketing expenses were $5.3 million and $8.8 million for the three and nine months ended September 30, 2026, as compared to $0.8 million and $2.1 million for the three and nine months ended September 30, 2025. Sales and marketing expenses increased 569% and 311% for the three and nine months ended September 30, 2026, respectively, as compared to the prior year comparable period. Acquisitions added $1.1 million and $1.8 million of selling and marketing expenses for the three and nine months ended September 30, 2026. The remaining increase is primarily due to increases in the sales staff, higher tradeshow and travel-related costs, and increased marketing program costs. The staff increases support the Company's efforts to expand commercial sales efforts across its broader product and services portfolio for a variety of end markets.
General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions and professional fees incurred for legal, auditing and other consulting services. General and administrative expenses were $15.4 million and $38.2 million for the three and nine months ended September 30, 2026, as compared to $5.2 million and $13.4 million for the three and nine months ended September 30, 2025. General and administrative expenses increased 194% and 184% for the three and nine months ended September 30, 2026, compared to the comparable prior year period. Acquisitions added $4.5 million and $6.3 million for the three and nine months ended September 30, 2026, respectively. The remaining increase is primarily due to acquisition-related transaction expenses of $1.0 million and $8.3 million for the three and nine months ended September 30, 2026.
Non-operating Income (Expense)
Non-operating income (expense) includes interest and other income, interest expense and change in fair value of derivative liability.
Interest and other income was $13.0 million and $39.5 million for the three and nine months ended September 30, 2026, and $3.5 million and $7.1 million for the three and nine months ended September 30, 2025. Interest and other income increased $9.5 million and $32.4 million for the three and nine months ended September 30, 2026, compared to the comparable prior year period. The increase in interest income was primarily due to the Company maintaining higher cash balances in mutual funds, deposit and money market accounts, U.S. Treasuries, U.S. agency securities, corporate debt securities, asset-backed securities and certificates of deposits in 2026 compared with the prior year periods.
Interest expense, net consists primarily of interest on financial liabilities, including payroll tax related penalties.
The Company recognized gains of $0.5 million and $2.0 million during the three and nine months ended September 30, 2026, respectively, as a result of the change in fair value of the QPhoton Warrant liability. The change in value of the warrant liability results from mark-to-market adjustments for the QPhoton Warrants. Future mark-to-market adjustments may result in losses if the Company’s stock price increases above the Company’s closing bid price of $8.45 per share on September 30, 2026.

Liquidity and Capital Resources.
As of September 30, 2026, the Company had cash and cash equivalents of $174.3 million and investments, including accrued interest, of $1.1 billion. During the nine months ended September 30, 2026, the Company raised $4.7 million through the exercise of warrants and stock options. The Company has no lines of credit or short-term debt obligations outstanding.
The Company’s financial resources support its continued investment across three strategic priorities: expand its commercial photonics business, scale manufacturing capabilities and advance the quantum roadmap. These investments include research and development, product commercialization, manufacturing infrastructure and go-to-market activities. In addition, we expect to continue investing in our TFLN chip manufacturing capabilities, including our Foundry Services offering at our Arizona Chips Facility, potential facility expansion and the development of our quantum optics and integrated photonics technologies.

The Company has incurred net losses and experienced negative cash flows from operations since inception. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development, manufacturing, and commercialization. While the expansion of our commercial operations provides additional revenue opportunities, our future cash requirements will depend on various factors including the pace of commercialization, manufacturing utilization, operating expenses and our ability to generate cash from operations.
We believe that our existing cash, cash equivalents and investments will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next twelve months. We may also choose to pursue opportunistic capital raising or financing transactions to support our long-term strategic priorities.
Until such time as we can generate sufficient cash flow from operations to fund our operating and investment activities, we expect to rely on existing financial resources. and may pursue equity and/or debt financings or other capital sources, including but not limited to U.S. government grant and loan programs. We may, however, be unable to raise sufficient funds or enter such other arrangements, when needed, on favorable terms, or at all. Uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, interest rates, bank failures, and financial and credit market fluctuations, could reduce our ability to access capital.
Additional debt or equity financing could dilute existing shareholders or introduce terms affecting their rights. In addition, debt financing may introduce covenants that restrict certain business activities. If sufficient capital is not available when needed, we may be required to delay, limit, or substantially reduce our product development, manufacturing expansion and go-to-market efforts. We believe, however, that existing cash, cash equivalents and investments, together with any cash generated from operations and the proceeds from any additional equity or debt issuances will be sufficient to meet the our anticipated working capital and capital expenditure needs for at least the next 12 months.

The following table summarizes total condensed consolidated current assets, liabilities and working capital at September 30, 2026, compared to December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025	Increase/ (Decrease)
Current assets	$934,362	$1,133,720	$(199,358)
Current liabilities	$17,509	$11,074	$6,435
Working capital	$916,853	$1,122,646	$(205,793)
At September 30, 2026, we had working capital of $916.9 million as compared to working capital of $1.1 billion at December 31, 2025, a decrease of $205.8 million. The decrease in working capital is primarily attributable to the use of cash to finance acquisitions.

Cash Flows
The following table summarizes our cash flow for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	(35,014)	(19,278)
Net cash used in investing activities	(533,241)	(466,169)
Net cash provided by financing activities	4,655	758,938
Net (decrease) increase in cash	$(563,600)	$273,491
Net cash used in operating activities for the nine months ended September 30, 2026, was $35.0 million compared to $19.3 million for the same period in 2025. Cash used in the nine months ended September 30, 2026, consisted of net loss of $30.9 million and an increase in net operating assets and liabilities of $18.1 million partially offset by non-cash charges of $14.0 million. The non-cash charges consist primarily of depreciation and amortization of $9.7 million, stock-based compensation of $5.1 million, and amortization of operating lease right-of-use assets of $1.5 million partially offset by the change in fair value of derivatives of $2.0 million.
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025, was $533.2 million and $466.2 million, respectively, and was attributable to net purchases of available for sale securities of $350.6 million, cash paid for acquisitions of $168.8 million and capital expenditures of $13.9 million.
Net cash provided by financing activities was $4.7 million and $758.9 million, respectively, for the nine months ended September 30, 2026 and 2025. Cash flows provided by financing activities during the nine months ended September 30, 2026, were attributable to net proceeds for our stock issuances.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses in our internal control over financial reporting described below.
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
Management’s Plan to Remediate the Material Weaknesses
The Company has taken steps to strengthen its internal controls over financial reporting and continues to make progress in addressing previously identified material weaknesses.
The Company has been implementing and continues to implement measures designed to remediate the material weaknesses described above and to ensure that the related controls are designed, implemented and operating effectively. During 2025, we strengthened our accounting function through the hiring of five full-time accounting professionals, including a

Controller and a Manager of Technical Accounting, to enhance oversight, technical expertise and execution of key financial reporting processes. In addition to identifying and remediating design deficiencies in our processes, we have formally documented procedures for significant accounting and financial reporting processes, including procedures addressing revenue recognition and segregation of duties. In 2026, we increased accounting and finance staff through the LSI, NuCrypt and NHanced acquisitions, hired additional purchasing staff, and hired an Accounts Payable Manager and a Manager of Financial Reporting.
During the remainder of 2026, we plan to continue to (i) further document and implement control procedures and control monitoring; (ii) identify and remediate gaps in our information-technology general controls related to security, user access, restricted access and change management; and (iii) design and implement risk-assessment processes to identify and address new and evolving risks associated with financial reporting. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Management will continue to monitor and evaluate the effectiveness of internal control over financial reporting on an ongoing basis and will implement additional enhancements as necessary. We currently expect that these measures, once fully implemented and operational for a sufficient period of time and tested, will remediate the material weaknesses; however, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, and we cannot assure investors that remediation will be completed by the end of 2026 or at all.
Changes in Internal Control over Financial Reporting
Except for the remediation measures described above and the ongoing integration of the internal controls of LSI, NuCrypt and NHanced into our internal control over financial reporting, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Class Action Lawsuit
On February 25, 2025, a class action lawsuit was filed against the Company and certain of its current and past officers in the New Jersey District Court, by a plaintiff seeking to represent a class of all persons who purchased the Company’s securities between March 30, 2020 and January 15, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s customers, contracts and business operations in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages plus attorney’s fees and costs. In June 2025, the New Jersey District Court designated a lead plaintiff who filed an amended operative complaint on or about August 26, 2025. The Company filed a motion to dismiss the amended operative complaint on November 14, 2025. While the Company’s motion to dismiss was pending, the lead plaintiff filed a motion for leave to file a second amended complaint. The second amended complaint was subsequently filed on February 13, 2026. The Company filed a motion to dismiss the second amended complaint on March 13, 2026 and lead plaintiff filed its opposition to the Company’s motion to dismiss on April 22, 2026. On May 22, 2026 the Company filed a reply memorandum of law in support of the motion to dismiss. The motion is pending before the Court. The Company disputes the allegations in the complaint and intends to vigorously defend against the claims asserted. Given the early stage of the litigation, the Company is unable to estimate a range of potential loss at this time; however, an unfavorable outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
Item 1A. Risk Factors.
Other than the additional risk factor set forth below, there were no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors of our Annual Report on the Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026, as updated by Part II, Item 1A, Risk Factors of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, as filed with the SEC on May 11, 2026 and August 10, 2026, respectively.
We do not believe we are an investment company under the Investment Company Act of 1940; however, if we were required to register as an investment company, our business could be materially and adversely affected.
We are primarily engaged, directly and through our wholly-owned subsidiaries, in the business of developing, manufacturing and selling quantum and photonic technologies, products and services, and we do not believe that we are an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We hold a significant portion of our assets in cash, cash equivalents and short- and long-term investments pending their use in our operations. Whether a company is an investment company depends on the composition of its assets and income and on the nature of its business and activities, which may change over time, and there can be no assurance that the SEC or a court would agree with our position. Maintaining our position may require us to limit the types of investments we hold or the transactions we pursue. If we were required to register under the Investment Company Act, we would become subject to substantial regulation that is inconsistent with our business model, which could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2026 that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q, and there were no Company repurchases of the Company's equity securities during the three months ended September 30, 2026.
Item 3. Defaults upon Senior Securities.
There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

QUANTUM COMPUTING INC.

Dated: November 9, 2026	By:	/s/ Dr. Yuping Huang
Dr. Yuping Huang
Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Christopher Roberts
Christopher Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)